Form 10-K
period 2025-12-31
Our Bond, Inc.
filed 2026-03-31
CIK 1756064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission File Number: 333-290750

Our Bond Inc.

(Exact name of registrant as specified in its charter)

Nevada	83-1751618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Broad Street, 17TH Floor, New York, NY 10004

(Address of principal executive offices) (Zip Code)

1-888-567-6234

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001	OBAI	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the price at which the common stock was last sold on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,722,895.

As of March 31, 2026, the number of shares outstanding of the issuer’s common stock was 20,673,185.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

From time to time, we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” “Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

We caution you that assumptions, beliefs, expectations, intentions, and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. A summary of some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements, including forward-looking statements contained in this Annual Report on Form 10-K, is provided below under “Risk Factor Summary.” These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K and our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those projected in these forward-looking statements. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments, or other strategic transactions we may make. You should not place undue reliance on our forward-looking statements.

Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to update or revise any forward-looking statements whether as a result of new information, future developments or otherwise, except as required by law.

Risk Factor Summary

Our business is subject to a number of risks and uncertainties, including those highlighted in the section titled “Item 1A. Risk Factors” in this Annual Report on Form 10-K. Some of these principal risks include the following:

Risks Related to Our Business and Industry

●	Our technology continues to be developed, and it is unlikely that we will ever develop our technology to a point at which no further development is required. In addition, our technology requires constant updates and maintenance which implies that even if we do not develop additional functionality, we will need to maintain and update the code in relation to the numerous ecosystem technologies on which the technology runs (Apple and Google phone operating systems, Amazon AWS, etc.). Maintaining the technology requires a multidisciplinary team of engineers.
●	If our security measures are breached or unauthorized access to individually identifiable biometric or other personally identifiable information is otherwise obtained, our reputation may be harmed, and we may incur significant liabilities.
●	Our collection, processing, use and disclosure of individually identifiable biometric or other personally identifiable information is subject to evolving and expanding privacy and security regulations.
●	Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees globally.
●	Privacy and data security laws and regulations could require us to make changes to our business, impose additional costs on us and reduce the demand for our products and services.
●	Our efforts to minimize the likelihood and impact of adverse cybersecurity incidents and to protect data and intellectual property may not be successful, and our business, operations, and reputation could be negatively affected by a cyberattack, security incident, or other operational disruption.
●	We rely on Amazon Web Services (“AWS”) to deliver our offerings to users on our platform, and any disruption of or interference with our use of AWS could adversely affect our business, financial condition, results of operations and prospects.
●	Our technology platform utilizes numerous third-party technologies, systems and subsystems (like Twilio, Bandwidth, etc.). Any disruption to such systems and subsystems could interrupt our business, impact our ability to provide service, harm our reputation, cause us to lose customers and end-users, cause end-users harm (at the hands of perpetrators) that we would hypothetically not be able to detect and address in a timely manner, which could materially and adversely affect our business, financial condition and results of operations.
●	Cost of insurance is a significant part of our expenses and it is subject to market fluctuations, as well as to fluctuations due to our track record. This price can therefore increase unexpectedly and our insurance may not adequately cover our future operating risk.
●	We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

●	Recent and potential tariffs imposed by the U.S. government or a global trade war could increase the cost of our services, which could have a material adverse effect on our business, financial condition and results of operations.
●	Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
●	If our efforts to build a strong brand identity and maintain a high level of user satisfaction and loyalty are unsuccessful, we may not be able to attract or retain users, and our operating results may be adversely affected.
●	Competitors may decide to enter our space, which may have a material adverse effect on our product sales, as well as on our margins.

Risks Related to our Management and Control Persons

●	We are a “controlled company” within the meaning of the Nasdaq Stock Market Rules upon the Direct Listing because our insiders beneficially own more than 50% of the voting power of our outstanding voting securities. Our largest shareholder, officer and director, Doron Kempel holds substantial control over the Company and is able to influence all corporate matters.

Risks Related to our Financial Condition and Capital Requirements

●	We will require substantial additional capital to finance our operations, and this capital may not be available on favorable terms, if at all.
●	Our ability to sell a substantial amount of common stock in the future under an equity line financing agreement may pose a risk of significant dilution to our existing stockholders.
●	We have a limited operating history, which may make it difficult for you to evaluate our current business and predict our future success and viability.
●	We have a limited operating history, which may make it difficult for you to evaluate our current business and predict our future success and viability.
●	We have historically operated at a loss, which has resulted in an accumulated deficit.
●	We anticipate sustaining operating losses for the foreseeable future.
●	Raising additional capital may cause dilution to our existing stockholders.
●	Future sales of Common Stock by our existing stockholders could cause our share price to decline.
●	Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Common Stock.
●	Our Command Centers and engineering staff are fixed costs that are required to maintain operations and we may be unable to limit our losses if we fail to achieve our forecasted revenue.
●	Our internal computer systems, or those of any of our contractors, consultants, collaborators or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations
●	We have a substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue.
●	Defects in our products or failures in quality control could impair our ability to sell our products and services or could result in product liability claims, litigation and other significant events involving substantial costs.
●	A similar risk applies to our inability to protect our end-users when they face threats. This may give risk to litigation against Bond if/when an end-user is hurt.
●	We are subject to ongoing litigation and may be subject to more, including securities litigation, class action and derivative lawsuits which could result in substantial costs and could divert management attention.
●	Failures in internet infrastructure or interference with internet or Wi-Fi access could cause prospective users to believe that our systems are unreliable, potentially causing our future customers to decline to renew their subscriptions.
●	The adoption, use, and commercialization of AI technology, and the continued rapid pace of developments in the AI field, are inherently uncertain. Using open-source AI carries additional risks such as potential security vulnerabilities, lack of formal support and code quality and maintenance issues.
●	Our operations are vulnerable to interruption by fire, severe weather conditions, power loss, telecommunications failure, terrorist activity and other events beyond our control, which could harm our business.

Item 1. Business.

This business description should be read in conjunction with our audited Consolidated Financial Statements and accompanying notes thereto appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”), which are incorporated herein by this reference.

The use of the words “we,” “our,” the “Company,” “Bond,” and “Our Bond” in this Form 10-K refers to Our Bond Inc. and its subsidiaries.

Corporate Overview

Company was formed under the laws of the State of Delaware on April 11, 2017. We provide preventative personal security powered by AI. Once activated, the cloud-based Bond Preventative Personal Security Platform provides users with remote protective services via phone app (using its Bond Preventative Personal Security Platform) and with 24/7 support from our Personal Security Agents, who are in Bond Command Centers and can respond rapidly. We offer 14 distinct services through our phone app (the “Bond App”) and fully automated Bond Command Centers located around the world, that allow Bond members to choose when and how Bond will keep them secure while preserving their privacy.

The Bond Preventative Personal Security Platform is a multilayered, multifaceted technology platform that incorporates numerous technologies, inputs and outputs to other systems, and third-party information. It allows us to perform a large number of multi-functional activities relative to a large number of end-users/members, with a high level of precision, speed and reliability, as well as affordably, in a manner that is automated. The core functionality includes: (1) “look after” a massively scalable number of members/end-users simultaneously; at their or their guardians request, monitor them, collect data from multiple sources – on the phone of the member, from what Bond historically knows about the member; from what Bond knows about the area/location of the member, from what the member has shared with Bond – in order to detect anomalies in real time; (2) communicate with the member in order to verify their status, potentially engage Bond Personal Security Agents in order to calm, guide, deter or orchestrate help for the member; (3) record and analyze all activities in the Bond sphere, which included on the phones of the end-users, in the Command Centers and through our technology.

In 2017, Doron Kempel founded Bond and engaged an engineering and product team to begin developing Bond’s technology platform. By early 2019, we had raised approximately $42 million under Regulation D of the Securities Act. With these funds we quickly completed creating our technology platform and established fully automated command centers where our personal security agents can provide 24/7 support to our members (the “Bond Command Centers”) in the United States. We also established a comprehensive training and development program for our personal security agents (“Personal Security Agents”) and prepared the marketing and sales channels to sell our products to corporations (B2B) and to direct to consumers (DTC). By 2020, we had executed a full year of service operations on behalf of thousands of end-users (members).

During the COVID outbreak and the associated lockdowns, we scaled down our operations and focused on maintaining Bond Command Center operations to service our few thousand members who were onboarded in 2019. During the pandemic, our founder, Mr. Kempel, and a group of dedicated investors provided funding for the business as needed, and we were able to continue developing and improving our Bond Preventative Personal Security Platform. As of the date of this prospectus, we have over a few thousand DTC end-users (members), and over 40 B2B customers who have chosen Bond as a solution for their employees. Based on our current B2B customer base, we believe that Bond is well positioned to becoming the standard of personal security the corporations will provide for their employees.

Our versatile Bond Preventative Personal Security Platform makes it possible – effectively, affordably and privately – to enhance the personal security and peace of mind of all people by combining:

●	Threat and anomaly detection integrating multiple signals and patterns that are monitored in real time.
●	Location accuracy.
●	Automation of multifaceted mission-critical response protocols well beyond what human response time and precision allow.
●	Rapid activation, guidance, and quality controls of human response by Bond Personal Security Agents in Bond Command Centers, as well as first responders and other forces in the vicinity of the event.
●	Integrated versatile communication modalities and redundancies among all parties involved in real time: member, Bond, first responders, and other public and private sector resources in the area. For example, military forces in some parts of the world, private sector patrol or similar resources, transportation, roadside assistance and even telemedicine.
●	Technological and operational innovation created by Bond’s software engineers gives Bond Control Centers an ability to rapidly respond to end-users – we estimate that on average our response time is within 4 seconds.
●	Personal Security Agents who are on various levels of alert, and who are able to fill anticipated or emerging coverage needs or gaps. This is an economical way to deliver high quality in seconds, without suffering high fixed costs and the low utilization rates that old fashioned call centers suffer from. Clearly, data analytics and Al are at the heart of this innovation. However, this also involves innovative employment schemes.
●	Innovative data privacy and data security technologies and processes.

Metaphorically, Bond democratizes personal security by offering a 24/7 “bodyguard for the rest of us” services. While 911/police handles emergencies and offers “zone defense”, Bond offers preventative, pre-911/emergency security 1x1 “man defense”.

At the time of publishing this prospectus, Bond has handled over 1.28 million security service requests, including upwards of 10,000 emergencies and lifesaving situations. We believe that our services work as advertised, increase personal security, save lives and enhance peace of mind. Customer satisfaction is high among corporate decision makers and members. Our business model creates favorable economics with a low cost of sales and high profit margin. Our known competitors (although not direct competitors as they do not address the personal security gap of preventative security) consist of entities that offer panic button solutions to corporate employees such as Noonlight, Silent Beacon, Centeix Crisis Alert, ROAR FOR Good and Motorola Solutions Panic Button. Due to our services and business model, Bond is currently in hyper-growth mode, growing as fast as we invest in marketing and sales resources to create market awareness.

Our Mission

Everyone has experienced a time when they or someone they love were in a situation that made them feel uncomfortable, unsafe or even scared. One of the most common examples of this is walking alone at night - according to a Gallup poll, 40% of Americans - that’s approximately 140 million Americans - say that they do not feel safe when they walk alone at night. If each one of them feels this way once per week, that equates to 7.28 billion cases whereby Americans – we or our loved ones - feel unsafe. Even though people often feel unsafe, it can be too early to dial 911; but by the time it becomes dangerous for them, they will frequently not be able to complete a 911 call nor activate a panic button. This is a personal security and peace of mind gap that troubles billions of people globally: they are in situations that cause them fear, but don’t justify a 911 call. A painful minority of those situations will result in traumatic or terminal outcomes whereby the individual is unable to complete a 911 call.

Bond was created with the goal of enhancing personal security and peace of mind for all. Our vision is to become a globally recognized leader in the field of personal security and peace of mind serving millions of individual members globally. In all these pre-911 situations, what humans instinctively want is somebody professional to look after them. Yet, no company that we are aware of offers such pre-emergency 911 preventative security service. Further, United States regulators estimate as many as 10,000 lives could be saved each year if the 911 emergency dispatching system were able to get to callers one minute faster. Better technology would be especially helpful, regulators say, when a caller cannot speak or identify his or her location.

Our Solution

Our solution to this pre-911 problem was to establish a novel paradigm and create a new tier of preventative pre-emergency personal security: Unlike traditional apps, the Bond Preventative Personal Security Platform allows Bond to look after its members preventatively before an emergency, detect a threat and intervene preemptively, thus enhancing the likelihood of positive outcomes.

Based on our versatile AI program, our Bond Preventative Personal Security Platform allows members to use their smartphones to select from 14 service, eight of which are preventative in nature.

Once a member activates one of the services, we are able to look after them remotely using video, chat and certain sensory technology and/or Personal Security Agents. Our preventative services include video monitoring, monitoring your route, scheduling security checks for you and your loved ones, putting security agents on standby and emergency response coordination, giving you multiple layers of security and peace of mind in 28 countries and growing. Our members can also contact live, trained Personal Security Agents 24/7 via chat, phone, or video, which gives them a sense that they are not alone - effectively acting as a personal security companion. Our Personal Security Agents respond in seconds and can detect anomalies and risks, de-escalate situations, offer guidance, deter unwanted company or perpetrators using video, and coordinate help with first responders and other security and non-security resources of the public or private sector.

Bond is advised by the foremost security experts globally, including former heads of United States Secret Service, the Federal Bureau of Investigation, major metropolitan police chiefs around the world, and heads of military special operations units. They continue to help us identify the trends and missing links within personal security and define our solution to meet it. Our cloud-based AI program also allows our B2B customers and DTC members to scale their services geographically over multiple locations.

Our Bond Preventative Personal Security Platform Products and Services

1.	The Bond – Personal Security Smartphone Application

The Bond - Personal Security application (the Bond App), uses our Bond Preventative Personal Security Platform to combine cutting-edge technologies and Personal Security Agents to provide preventative and other services to our members.

The Bond- Personal Security application was designed to be intuitive to understand and use, and to offer our members the freedom to choose how and when they wish to be looked after by Bond.

The end-user journey allows them to get oriented regarding the unique properties of the platform, starting with a video that they must watch https://vimeo.com/1033573414/f710ed7ca8?share=copy, then the journey through the app orientation allows for short videos for each service that explain the why, when and how to activate each service. Practice Mode allows the end-user to get comfortable with the service, and Bond’s Bond For Safety program implies that we’ll reach out to them and encourage them to use the service.

Set forth in the table below is a summary of the existing services Bond provides through our Bond – Personal Security application, their key features and the current target markets that they serve.

Video Monitor Me	Ability for a member to connect to a Personal Security Agent on video call, who can calm the member, guide the process, deter and/or orchestrate help.

Track Me On The Go	Ability for Bond to track a member in transit and detect anomalies that pertain to route, speed, and other patterns.

Ready An Agent	An ability for the member to rest their fingers on the Bond app screen and have a Personal Security Agent look after them from a Command Center. Upon release of the screen Bond doesn’t just connect the end-user to the near 911 center. Rather, a Personal Security Agent will enter the screen of the member’s phone via Video in order to check on the member and potentially deter or orchestrate help.

Run a Security Check on me	Schedule a Security Check at a time of the member’s choosing.

Chat	Ability to use a Chat function to dialog with a Personal Security Agent and technologically/operationally deep set of services to look after the member and detect anomalies

Audio call	Ability for a member to connect to a Personal Security Agent on an audio call, who can calm the member, guide the process, deter and/or orchestrate help.

Video call	Ability for the member to reach out and communicate with a Personal Security Agent via video call, who can calm the member, guide the process, deter and/or orchestrate help

Activate Siren	This feature allows the member to activate a sharp sound of a siren through their phone, coupled with flashing lights. This is intended to draw attention to the member and potentially deter a potential assailant who will assume that bystanders are now watching. The Bond Command Center will get notification regarding the activation of the siren and will reach out to the member via video.

Activate the SOS	This acts as a panic button and connects the member to the local emergency (911 in the US) center. This will also notify the Bond Command Center and an agent will look into the situation and try to help.

Location Services	This allows the member to establish a group (for example, including family members) and set alerts that inform the member when others in the group arrive/depart chosen locations. With the member’s permission, others in the group can also see where s/he is.

Bodyguard	This service allows members to reserve a bodyguard. They reach out to the Bond Command Center vis this button and need to explain the circumstances under which they want to use the bodyguard. Bond qualifies that the user and the context comply with Bond protocols and will reserve a bodyguard for the member

Send Car	The member pushes the button and a Bond agent will respond via video and arrange transportation (a taxi, Uber or similar) for the member. The Bond agent will continue to monitor the member until s/he arrives at the destination

Roadside assistance	Bond will arrange roadside assistance for the member and continue to monitor the situation until the member is safe at their destination

Telemedicine	The Bond agent will organize a connection between the member and a doctor of a Bond partner. Once the connection is made, the Bond agent will get off the line in order to ensure privacy for the member.

2.	The Bond Command Center

Bond developed the Bond Command Center technology to work in conjunction with the Bond – Personal Security application on members’ phones. This allows the Bond Command Center and the Personal Security Agents in the Command Centers to look after any member how and when they wish to be looked after.

Whenever a Bond member wishes to be looked after, they indicate such desire by activating a service among the 14 services on the Bond – Personal Security application. The application will then monitor various dimensions of the current surroundings of the member via the phone: location, motion, route, pace, sound, imagery, manner in which the phone is held by the member, battery, connectivity and other inputs. These “sensors” present a situation to the Command Center and can pattern recognize anomalous indicators. Depending on the service requested, the Command Center can check on the member in various ways through technology or Personal Security Agents, including by way of an audio or video call or chat message.

Some of the capabilities are realized without a need for Personal Security Agent to engage. For example, Ready An Agent, Track Me On The Go and Security Check are all services that allow Command Center technology and the Bond-Personal Security application technology to fulfill the service requests and only activate Personal Security Agents if there is a perceived risk.

The Command Centers allow the Personal Security Agents to quickly and effectively connect to local first responders who are then coordinated and briefed by Bond about the member’s situation in order to elevate the likelihood of positive outcomes. Local first responders are typically pre-briefed about us and our services by Bond’s advisors in the countries and states in which Bond is active.

Personal Security Agents, first responders, third parties and our members can all collaborate effectively and efficiently with the orchestration of the Command Center. For example, a few Personal Security Agents can work together on a member’s situation: the primary Personal Security Agent will be on a call with the member instructing them; secondary Personal Security Agents may be coordinating first responders, military, transportation, medical assistance, may add translators to the “group session”, may speak with the family of the member and more. Typically, a Bond shift supervisor or manager will help orchestrate complex cases. When required, information is passed efficiently from the Command Center to any of the field resources who are aiding the member.

The Command Center can connect to the right first responder 911 PSAP (Public Service Answering Point) in the vicinity of the Bond member, in the United States and in 28 countries in which we currently offer our Bond Preventative Personal Security Platform services.

All activities and cases are fully recorded (both audio and video) including, the sensory data collected on the member’s phone, all actions in the Command Center (all Personal Security Agents are under video monitoring and recording through their shifts). The information is available to first responders in real time and to a court of law.

Both the Bond – Personal Security application and the Command Centers rely on the cloud-based Bond Preventative Personal Security Platform for operation. All data is stored and most processing that does not occur on the phone application is handled by our cloud-based platform.

The Bond technology platform is realized through the Bond App, in the Command Centers and in a cloud storage service offered by Amazon. All of our technologies and the data reside in our Amazon cloud storage. These technologies “drive” the operations in the Command Centers and on the Bond App.

3.	The Bond Personal Security Agents

An important aspect of the Bond Preventative Personal Security Platform is the Personal Security Agent. We recruit and train all of our Personal Security Agents, each of which has undergone a rigorous background check. Each Personal Security Agent is trained on local 911 protocols as well as on all our services and internal protocols.

Our Personal Security Agents are trained to interact with our AI-based technology which handles most of the detection of anomalies, guides the Personal Security Agents’ workflows that apply to each situation and member, facilitates communication between the Personal Security Agents, first responders and others. This automation of function and interaction with technologies facilitates our Personal Security Agents’ precision and speed of action.

Much of Bond’s innovation is associated with the efficiencies of recruiting, training, staffing and quality control measures of all Command Center and Personal Security Agent activities. We apply sophisticated data analytics in order to determine how many Personal Security Agents to staff during each shift in order to ensure that our Personal Security Agents’ response time is in seconds. Personal Security Agent staffing is organized such that members are most likely to connect with local Personal Security Agents. Personal Security Agents can appear on the screen of the members via video, observe the situation, guide and even deter would-be aggressors. This is based upon a growing body of evidence regarding the fact that perpetrators almost categorically wish to avoid witness and cameras and that security cameras reduce crime rates.

Bond is continuously developing additional technologies and capabilities that enhance security, enhance the ability to efficiently sell and onboard members, as well as capabilities that enhance the efficiency of the Bond operations. Such technologies and capabilities reside mainly on the Bond app, in the Bond Command Center software and on the cloud. In parallel to the services that are offered to end-users via the Bond app, Bond is developing its physical world services that include a Drone First Responder (DFR) solution (meant to assist Bond members by dispatching a Bond drone to their location); security guards as well as bodyguards. The long-term vision is that all such services will eventually be automated and “robotic”, orchestrated via the Bond Command Center. Bond’s relationship with its customers often allows it to offer multiple solutions and services.

Other Services

While Bond’s Preventative Personal Security Platform is the core of Bond’s services, Bond’s growth includes these three synergistic services that have incremental potential.

1.	Air Guardian First Responder Drone Service

Bond has developed an innovative service that is intended to expedite a response to our members. Our specialty drone (with megaphone, spotlight, night/day camera, parachute and redundant telecommunications capabilities) is operated by Bond personnel and can be activated to reach a location where a member requires assistance. Bond can activate the drone on behalf of its members (to look after them, to deter unwanted company and to help point arriving first responders to the exact location of the individual in need). Another mode of operation is to operate the drone on behalf of local first responders. The service has already been operational for two years in Coral Gables, FL.

2.	Executive Protection & Guarding

Bond is addressing a perceived quality gap in the personal security market whereby guarding services lack adequate quality controls. We strive to balance decorum and diligence by utilizing our technologies and Command Centers in order to monitor security guards 24/7. Bond handles Executive Protection (bodyguards) and security guard requirements for both corporations and some of the most affluent families in the United States.

3.	Bond Consulting & Special Services

Our consulting services are offered to corporations, families and individuals. We leverage our in-house know-how and network of top-performing solution partners in order to orchestrate the assessment, design, deployment and day-to-day management of various security solutions and projects: threat detection, alarm systems, investigations, Executive Protection both abroad and in the United States, guarding, security assessments and training of personnel.

Our Business Model

Bond offers a subscription-based service. Members can pay for the service monthly but primarily choose to pay annually. Our Preventative Personal Security services operate on a cloud services delivery model.

We currently sell Bond services to corporations for their employees as an annual subscription. We also partner with consumer brands with the intention of having such corporations gift, sell or subsidize the Bond service on behalf of its customers. Our DTC sales are primarily accomplished by subscriptions through the Bond – Personal Security application available through the Apple and Google Play app stores.

Our Market

The personal security market is set to explode, reaching $338.23 billion by 2030 according to an Allied Market Research report. People increasingly seek proactive solutions to stay safe, creating an opportunity for Bond’s approach to personal security.

Hypothetically, any adult with a smartphone can become a Bond member by subscribing to the Bond Preventative Personal Security Platform services through the Bond App. According to Backlinko, there are 7.34 billion smartphone users worldwide, which is 91% of the global population. While it is technically possible for Bond to service such a larger market in terms of the technological scalability and human resources (mainly Personal Security Agent) over the course of the next 20 years, it is likely not practical that all these phone users will be interested in using Bond and/or that there will not be competitors that address some of that market. The degree of relevance that Bond services offer each individual also differs, since risks are not evenly distributed across genders, age groups, locations, professions, marital status and family dynamics. Further, people differ in terms of their perception of risk and their interest in having a service such as Bond.

We are currently focused on engaging B2B and business to government (B2G) through corporations, universities, municipalities, government agencies and states as these institutions have access to most households around the world. Our engagement with consumer brands can also reach this audience, especially, if insurance companies decide that Bond reduces their risk and financial exposure, they can create incentives or obligations for their clients (consumers and corporations) to use Bond or Bond-like services. Our DTC route to market allows Bond to reach out to consumers via multiple marketing channels.

In summary, Bond is addressing a very large market that can be addressed via multipole Go-to-Market routes. If Bond is able to grow organically, generate high positive cashflow stream and raise capital at a favorable valuation, we believe that it can grow and within 10 years potentially get to 100 million end users, who – at a hypothetically low $50/user/year, implies $5 billion in annual revenues.

Our Competition

We believe that Bond is the first and only company offering pre-emergency, preventative 24/7 personal security and peace of mind service that’s effective, affordable and preserves privacy. As of the date of this prospectus, we are not aware of any company that offers all primary capabilities that Bond offers:

●	Pre-emergency/911 service and concept of operation- in other words, a service that by design allows you to be looked after before a situation is an emergency.

●	A set of services that allows the member to choose how to be looked after in various situations.

●	The technological depth of the services, which allows for massive scalability (in most services the technology and not the Personal Security Agents do the “monitoring” and detection, before activating the Personal Security Agents.

●	Importantly, the Command Center and the Personal Security Agents who act as “Personal Security Companions” use Bond technologies and innovative operational approach to connect any Bond member to a Personal Security Agent in seconds, and allow the Personal Security Agents to handle difficult situations and emergencies, including orchestration of first responders and other security forces and third parties in the area.

There are numerous companies that offer some variation of a panic button. A panic button is meant to be activated only in an emergency and assumes that the end-user will actually be able to activate the panic button if an emergency occurs. At that point, the operating center of the panic button vendor typically simply notifies the local first responders. Typically, they have no situational awareness regarding what is going on with the end-user since they are rarely on video or audio. We believe that they have no ability to deter since they are not on video with the end-user. Typically these services are not staffed with ample number of security professionals to be able to address all pre-911/emergency “look after me” situations since they are not staffed accordingly and are not conceptually oriented/designed for the very much larger volume of not-yet-emergencies that Bond is designed to handle. Unlike these services, we offer pre-emergency/911 services is based on a collection of capabilities that are inseparable: (1) the orientation and the promise to the end-users that they are allowed and encouraged to use the service in such pre-emergency situations (this is a promise/invitation that emergency 911-like service are making); (2) it requires technologies that can “look after people” in such situations of pre-emergency concerns, which is much more frequent that actual emergencies.

Bond invested more than 350 engineering years in designing, developing and testing the Bond Preventative Personal Security Platform that includes the Bond Personal Security application, the corresponding Bond Command Center and our technologies that reside in our Cloud storage. This equates to approximately $70 million in investment for the creation and testing our services.

While a competitor that wishes to emulate Bond would simply have to copy some of the visible aspects of the AI-based platform, much more work would be required to properly design a platform that it is scalable, reliable, and efficient with regard to the operation of the Personal Security Agents, including the reasonable level of the cognitive burden on them due to leveraging automation and sophisticated workflows that were developed by security experts that guide the handling of various situations. Then, a would-be competitor will need to properly test the overall platform in order to ensure that the overall operation is reliable and effective, since handling the security of people sets a high bar in terms of responsibility of the service provider.

That all said, Bond believes that companies like Amazon, that possess competencies around developing novel technologies and competencies to operate a large workforce in the physical world (drivers, distribution centers, etc.) can develop and operate a platform like Bond. This statement, however, is likely true about any technology or service that a company with the resources and competencies of Amazon decides to pursue.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before you invest in our common stock, you should carefully consider the following risks, as well as general economic and business risks, and all of the other information contained in this Form 10-K. Any of the following risks could harm our business, operating results and financial condition and cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. When determining whether to invest, you should also refer to the other information contained in this Form 10-K including our financial statements and the related notes thereto.

Risks Related to Our Business and Industry

Our technology continues to be developed, and it is unlikely that we will ever develop our technology to a point at which no further development is required. In addition, our technology requires constant updates and maintenance which implies that, even if we do not develop additional functionality, we will need to maintain and update the code in relation to the numerous ecosystem technologies on which the technology runs (Apple and Google phone operating systems, Amazon AWS, etc.). Maintaining the technology requires a multidisciplinary team of engineers.

We operate and maintain complex technology that requires significant technical and regulatory expertise to develop, commercialize and update to meet evolving market and regulatory requirements. Our technology also requires constant updates and maintenance which implies that, even if we do not develop additional functionality, we will need to maintain and update the code in relation to the numerous ecosystem technologies on which the technology runs (Apple and Google phone operating systems, Amazon AWS, etc.). Maintaining our technology requires a multidisciplinary team of engineers and is a costly, complex and time-consuming process. We might face difficulties or delays in the update, development and maintenance processes that will result in our inability to timely offer products that satisfy the market. We anticipate making significant investments in to both research and development relating to our products and services and updates to/ maintenance of our current technology, but such investments are inherently speculative and require substantial capital expenditures. Any unforeseen technical obstacles and challenges that we encounter in our research and development process or maintenance of our technology could result in delays in or the abandonment of product commercialization, which may substantially increase development costs to be able to provide products and services which would be competitive and sustainable for our potential customers, and these potential costs may negatively affect our results of operations.

If our security measures are breached or unauthorized access to individually identifiable biometric or other personally identifiable information is otherwise obtained, our reputation may be harmed, and we may incur significant liabilities.

In the ordinary course of our business, we may collect and store sensitive data, including personally identifiable information (“PII”), owned or controlled by ourselves or our customers, and other parties. We communicate sensitive data electronically, and through relationships with multiple third-party vendors and their subcontractors. These applications and data encompass a wide variety of business-critical information, including commercial information, and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit, and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data. As a custodian of this data, we therefore inherit responsibilities related to this data, exposing the Company to potential threats. Data breaches occur at all levels of corporate sophistication (including at companies with significantly greater resources and security measures than our own) and the resulting fallout stemming from these breaches can be costly, time-consuming, and damaging to a company’s reputation. Further, data breaches need not occur from malicious attacks or phishing only. Often, employee carelessness can result in sharing PII with a much wider audience than intended. The consequences of such data breaches could result in fines, litigation expenses, costs of implementing better systems, and the damage of negative publicity, all of which could have a material adverse effect on our business operations and financial condition.

Our collection, processing, use and disclosure of individually identifiable biometric or other personally identifiable information is subject to evolving and expanding privacy and security regulations both in the U.S. and internationally.

Data privacy remains an evolving landscape, with new regulations coming into effect at both the domestic and international level. For example, various states, such as California, Massachusetts, and others, have implemented similar privacy laws and regulations, such as the California Consumer Privacy Act, which took effect January 1, 2020 (the “CCPA”), and creates new data privacy rights for users. The CCPA requires covered businesses that process personal information of California residents to disclose their data collection, use and sharing practices. Further, the CCPA provides California residents with new data privacy rights (including the ability to opt out of certain disclosures of personal data), imposes new operational requirements for covered businesses, provides for civil penalties for violations as well as a private right of action for data breaches and statutory damages (which is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements). Aspects of the CCPA and its interpretation and enforcement remain uncertain. In addition, the California Privacy Rights Act of 2020 (the “CPRA”), which took effect January 1, 2023, expanded the CCPA. The CPRA, among other things, gives California residents the ability to limit use of certain sensitive personal information, further restricts the use of cross-contextual advertising, establishes restrictions on the retention of personal information, expands the types of data breaches subject to the CCPA’s private right of action, provides for increased penalties for CPRA violations concerning California residents under the age of 16, and establishes a new California Privacy Protection Agency to implement and enforce the CPRA. The CCPA and other similar laws could impact our business activities depending on how they are interpreted. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. For example, Virginia recently passed its Consumer Data Protection Act, and Colorado recently passed the Colorado Privacy Act, both of which differ from the CPRA and became effective in 2023. Additional states have since also passed comprehensive privacy laws with additional obligations and requirements on businesses. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.

Additionally, all U.S. states and the District of Columbia have enacted breach notification laws that may require that we notify customers, employees or regulators in the event of unauthorized access to or disclosure of personal or confidential information experienced by us or our service providers. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. We also may be contractually required to notify customers of a security breach. Although we may have contractual protections with our service providers, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our service providers may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards.

In the European Union, the General Data Protection Regulation of 2018 (the “GDPR”) significantly expanded the rules on using personal data and increased the risks of processing personal data. Some of the new requirements include:

●	accountability and transparency requirements, which require those who control data to demonstrate and record compliance and provide certain detailed information to users regarding the ways in which data is used and processed;
●	enhanced data consent requirements, which includes “explicit” consent with regard to information the regulation classifies as sensitive data;
●	obligations to consider data privacy as new products, services and systems are developed, including ways to limit accessibility of data as well as the amount of information collected, processed, and stored;
●	constraints on using data to profile users;
●	obligations to provide users with personal data in a usable format on request and to erase personal data in certain circumstances; and
●	reporting to data protection authorities of potential breaches without undue delay (72 hours, where feasible).

Other foreign jurisdictions in which the Company operates, or in which it has services available, have implemented, or are considering implementing, data privacy laws and regulations, many of which are similar to the GDPR. Although we attempt to stay current with such developments in the jurisdictions in which we or our subsidiaries operate, our policies and procedures for compliance with data privacy laws and regulations, may not be up-to-date or implemented correctly or our management, employees or agents. thereby not complying with current procedures. Moreover, our third-party agents in foreign jurisdictions may likewise not implement policies and procedures that are the most current for their jurisdiction, thereby creating a risk factor for us. Failure to comply with data privacy laws and regulations may have serious financial consequences. We could face significant sanctions, statutory damages, and damage to our reputation resulting in a material adverse effect on our results of operations, business, or financial condition.

We are subject to government regulation related to security agencies, and our failure or inability to comply with these regulations could materially restrict our operations and subject us to substantial penalties.

We are subject to a number of state occupational licensing laws that apply to private security officers and security agencies. Most states have laws requiring qualification, training and registration of security officers. Any liability we may have from our failure to comply with these regulations may materially affect our business by restricting our operations and subjecting us to substantial penalties. In addition, our current and future operations may be subject to additional regulation as a result of, among other factors, new statutes and regulations and changes in the manner in which existing statutes and regulations are or may be interpreted.

Our success is highly dependent on our ability to attract and retain highly skilled executive officers and employees globally.

To succeed, we must recruit, retain, manage and motivate qualified technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. We could in the future have difficulty attracting experienced personnel to our company and may be required to expend significant financial resources in our employee recruitment and retention efforts.

Many of the other technology companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer operating history than we do. They also may provide more diverse opportunities and better prospects for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we develop and commercialize our products and services could be limited and our potential for successfully growing our business could be harmed.

Additionally, we hire various employees, contractors and advisors outside of the United States which presents several risks for our operations. These include compliance challenges with foreign labor and tax laws, potential misclassification of workers and complications around data privacy and international IP ownership. Differences in employment regulations and enforcement across jurisdictions can expose the company to legal and financial liabilities. Moreover, cross-border communication and management can create operational inefficiencies or delays.

Privacy and data security laws and regulations could require us to make changes to our business, impose additional costs on us and reduce the demand for our software solutions.

Our business model contemplates that we will transmit a significant amount of PII through our platform. Privacy and data security have become significant issues in the United States and in other jurisdictions where we may offer our video surveillance solutions. The regulatory framework relating to privacy and data security issues worldwide is evolving rapidly and is likely to remain uncertain for the foreseeable future. Federal, state and foreign government bodies and agencies have in the past adopted, or may in the future adopt, laws and regulations regarding the collection, use, processing, storage and disclosure of personal or identifying information obtained from customers and other individuals. In addition to government regulation, privacy advocates and industry groups may propose various self-regulatory standards that may legally or contractually apply to our business. Because the interpretation and application of many privacy and data security laws, regulations and applicable industry standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in a manner inconsistent with our existing privacy and data management practices. As we expand into new jurisdictions or verticals, we will need to understand and comply with various new requirements applicable in those jurisdictions or verticals.

To the extent applicable to our business or the businesses of our customers, these laws, regulations and industry standards could have negative effects on our business, including by increasing our costs and operating expenses, and delaying or impeding our deployment of new core products or services. Compliance with these laws, regulations and industry standards requires significant management time and attention, and failure to comply could result in negative publicity, subject us to fines or penalties or result in demands that we modify or cease existing business practices. In addition, the costs of compliance with, and other burdens imposed by, such laws, regulations and industry standards may adversely affect our customers’ ability or desire to collect, use, process and store PII using our products and services, which could reduce overall demand for them. Even the perception of privacy and data security concerns, whether or not valid, may inhibit market acceptance of our products and services in certain verticals. In particular, some regulatory bodies have recently become more interested in technologies that we employ including artificial intelligence and face recognition. Any of these outcomes could adversely affect our business and operating results.

If our products and services do not achieve broad acceptance both domestically and internationally, we will not be able to achieve our anticipated level of growth. Our revenues are primarily derived from a cloud-based services model for our products and technology. We also receive services revenue from offering physical world services such as drone services, security guard services, Executive Protection (bodyguard) services, security assessments, cyber threat evaluations and similar services. We cannot accurately predict the future growth rate or the size of the market for our products and services. The expansion of the market for our solutions depends on a number of factors, such as:

●	the cost, performance and reliability of our products and services and the solutions offered by our competitors;
●	customers’ perceptions regarding the benefits of cloud-based video surveillance solutions;
●	public perceptions regarding the intrusiveness of Bond’s Preventative Personal Security services.
●	public perceptions regarding the confidentiality of private information;
●	proposed or enacted legislation related to privacy of information;
●	customers’ satisfaction regarding our services; and
●	marketing efforts and publicity regarding our solutions.

Even if our products and services gain wide market acceptance, our solutions may not adequately address market requirements and may not continue to gain market acceptance. If cloud-based personal security solutions generally or our solutions specifically do not gain wide market acceptance, we may not be able to achieve our anticipated level of growth and our revenues and results of operations would suffer.

We rely on other companies to provide certain hardware and software solutions for our products.

We depend on certain third-party suppliers and subcontractors to meet our contractual obligations to our customers and conduct our business. While we are not dependent on any one supplier for any of our hardware or software solutions, our ability to meet our obligations to our customers may be adversely affected if one or more suppliers or subcontractors does not provide the agreed-upon supplies or perform the agreed-upon services in compliance with customer requirements and in a timely and cost-effective manner. Likewise, the quality of our products and services may be adversely impacted if companies to whom we delegate manufacture of major components or subsystems for our products, or from whom we acquire such items, do not provide major components and subsystems which meet required specifications and perform to our and our customers’ expectations. If we encounter problems with one or more of these parties and they fail to perform to expectations, it could have a material adverse effect on our business operations and financial condition.

We depend on AWS servers to operate our Bond Preventative Personal Security Platform with online features and our online services. If we were to lose server functionality for any reason, our business may be negatively impacted.

Our business relies on the continuous operation of servers, most of which are owned and operated by AWS and other third parties. Although we strive to maintain more than sufficient server capacity, and provide for active redundancy in the event of limited hardware failure, any broad-based catastrophic server malfunction, a significant service-disrupting attack or intrusion by hackers that circumvents security measures, a failure of disaster recovery service or the failure of a company on which we are relying for server capacity to provide that capacity for whatever reason could degrade or interrupt the functionality of our platform, and could prevent the operation of our platform for both in-person and online experiences.

We also rely on networks operated by third parties to support content on our Bond Preventative Personal Security Platform, including networks owned and operated by other software publishers. An extended interruption to any of these services could adversely affect the use of our platform, which would have a negative impact on our business.

Further, insufficient server capacity could also negatively impact our business. Conversely, if we overestimate the amount of server capacity required by our business, we may incur additional operating costs.

Our technology platform utilizes numerous third-party technologies, systems and subsystems (like Twilio, Bandwidth, ChatGPT etc.). Any disruption to such systems and subsystems could interrupt our business, impact our ability to provide service, harm our reputation, cause us to lose customers and end-users, cause end-users harm (at the hands of perpetrators) that we would hypothetically not be able to detect and address in a timely manner, which could materially and adversely affect our business, financial condition and results of operations.

Our business partially depends on services provided by, and relationships with, various third parties, including Twilio, Bandwidth, cloud hosting, app stores provided by Google Play and Apple, and broadband providers, among others. To this end, when our service providers, cloud hosts and other vendors experience outages, our services will be negatively impacted and alternative resources will not be immediately available. In addition, certain third-party software we use in our operations is currently publicly available free of charge. If the owner of any such software decides to charge users or no longer makes the software publicly available, we may need to incur significant costs to obtain licensing, find replacement software or develop it on our own. If we are unable to obtain licensing, find or develop replacement software at a reasonable cost, or at all, our business and operations may be adversely affected.

We exercise no control over the third-party vendors that we rely upon for our overall technology platform operations, cloud hosting, broadband and software services. If such third parties increase their prices, fail to provide their services effectively, terminate their service or agreements or discontinue their relationships with us, we could suffer service interruptions, reduced revenues or increased costs, any of which may have a material adverse effect on our business, financial condition and results of operations.

Additionally, we use open-source AI products and services such as ChatGPT that carry several risks that require careful management. Security vulnerabilities may be introduced if the code is not regularly updated or properly reviewed. Since open-source projects are often community-maintained, there may be limited or no formal support when issues arise. Licensing terms can also be unclear or restrictive, potentially leading to legal exposure if not properly understood or followed. Additionally, there may be challenges in ensuring compliance with data protection regulations, especially if the AI models are trained on publicly sourced or unverified datasets. Quality, reliability, and long-term maintenance can also vary significantly across different open-source projects.

Cost of insurance is a significant part of our expenses and it is subject to market fluctuations, as well as to fluctuations due to our track record. This price can therefore increase unexpectedly and our insurance may not adequately cover our future operating risk.

We have insurance to protect our assets, future operations and employees. While we believe our insurance coverage addresses all material risks to which we may be exposed and is adequate and customary according to our current projections for our future operations, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which we may be exposed. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, or if we were to incur such liability at a time when we are not able to obtain liability insurance, our business, results of operations and financial condition could be materially adversely affected. Additionally, the cost of insurance coverage may increase upon the commencement of our operations, such increase may have a negative impact on our business and financial position. Our lack of commercial operating history in an emerging area may make it difficult to obtain insurance policies at competitive rates. Insurance that is otherwise readily available, such as workers’ compensation, general liability, title insurance and directors’ and officers’ insurance, is more difficult for us to find and more expensive because of our involvement in emerging areas. There are no guarantees that we will be able to find insurance coverage at otherwise competitive, or even economically viable terms.

Our online Bond Preventative Personal Security Platform and services offered through our platform may contain defects.

Our online Bond Preventative Personal Security Platform and the services offered through our platform are extremely complex and are difficult to develop and distribute. We have quality controls in place to detect defects in our platform before updates are released. Nonetheless, these quality controls are subject to human error, overriding, and reasonable resource or technical constraints. Further, we have undertaken independent third-party testing, verification or analysis of our data security and privacy controls. Therefore, our platform and quality controls and preventative measures we have implemented may not be effective in detecting all defects in our platform. In the event a significant defect in our platform and associated systems and controls is realized, we could be required to offer refunds, suspend the availability of our services, or expend significant resources to cure the defect, each of which could significantly harm our business and operating results.

We rely on AWS to deliver our offerings to users on our platform, and any disruption of or interference with our use of AWS could adversely affect our business, financial condition, results of operations and prospects.

We currently host our Bond Preventative Personal Security Platform and support our operations using Amazon Web Services, or AWS, a third-party provider of cloud infrastructure services, along with other service providers traditionally used by AWS. We do not, and will not, have control over the operations of the facilities or infrastructure of the third-party service providers that we use. Such third parties’ facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. Our platform’s continuing and uninterrupted performance will be critical to our success. We have experienced, and we expect that in the future we will experience interruptions, delays, and outages in service and availability from these third-party service providers from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in these third parties’ service levels may adversely affect our ability to meet the requirements of our users. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our offerings. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our offerings increases. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our offerings.

Our commercial agreement with AWS will remain in effect until terminated by AWS or us. Either party may terminate this Agreement for cause if the other party is in material breach of this Agreement and the material breach remains uncured for a period of 30 days from receipt of notice by the other party. No later than the Termination Date, we must close our account. AWS may also terminate this Agreement immediately upon notice (A) for cause if AWS has the right to suspend under certain circumstances as set forth in the AWS customer agreement, (B) if AWS’ relationship with a third-party partner who provides software or other technology AWS uses to provide the Service Offerings expires, terminates or requires us to change the way AWS provides the software or other technology as part of the Services, or (C) in order to comply with the law or requests of governmental entities. In the event that our agreement with AWS is terminated or we add additional cloud infrastructure service providers, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new cloud infrastructure service providers. Although alternative providers could host our platform on a substantially similar basis to AWS, transitioning the cloud infrastructure currently hosted by AWS to alternative providers could potentially be disruptive and we could incur significant one-time costs.

Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant loss of revenue, increase our costs and impair our ability to attract new users, any of which could adversely affect our business, financial condition and results of operations.

Certain acquisitions could adversely affect our financial results.

We may pursue strategic acquisitions as part of our business strategy. There is no assurance that we will be able to find suitable acquisition candidates or be able to complete acquisitions on favorable terms, if at all. We may also discover liabilities or deficiencies associated with any companies acquired that were not identified in advance, which may result in unanticipated costs. The effectiveness of our due diligence review and ability to evaluate the results of such due diligence may depend upon the accuracy and completeness of statements and disclosures made or actions taken by the target companies or their representatives. As a result, we may not be able to accurately forecast the financial impact of an acquisition transaction, including tax and accounting charges. In addition, we may not be able to successfully integrate acquired businesses and may incur significant costs to integrate and support acquired companies. Any of these factors could adversely affect our financial results.

Our business may be adversely impacted by additional leverage in connection with acquisitions.

As stated above, we may pursue strategic acquisitions as part of our business strategy. If we are able to identify acquisition candidates, such acquisitions may be financed with a substantial amount of additional indebtedness. Although the use of leverage presents opportunities to increase our profitability, it has the effect of potentially increasing losses as well. If income and appreciation from acquisitions acquired through debt are less than the cost of the debt, the total return will decrease. Accordingly, any event which adversely affects the value of an acquisition will be magnified to the extent we are leveraged and we could experience losses substantially greater than if we did not use leverage.

Increased indebtedness could also make it more difficult for us to satisfy our obligations with respect to any other debt agreements, increase our vulnerability to general adverse economic and industry conditions and require that a greater portion of our cash flow be used to pay indebtedness, which would reduce the availability of cash available for other purposes, and limit our flexibility in planning for, or reacting to, changes in our business and our industry. Our failure to comply with any covenants under such indebtedness could result in an event of default that, if not cured or waived, could result in an acceleration of repayment of other existing indebtedness, which in turn could materially and adversely affect our business and results of operations.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives. We will be subject to financial reporting and other requirements for which our accounting and other management systems and resources may not be adequately prepared.

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the federal securities laws, including the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and rules and regulations subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including requirements to file annual, quarterly, and event driven reports with respect to their business and financial condition, and to establish and maintain effective disclosure and financial controls and corporate governance practices. These rules and regulations will increase our legal and financial compliance costs, make certain activities more time-consuming and costly, and require our management and other personnel to devote a substantial amount of time to compliance initiatives. We also expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm, beginning with the first full year after we become a public company. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of the Sarbanes-Oxley Act, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. We will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we, nor our independent registered public accounting firm will be able to conclude within the prescribed time frame that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. We could also become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

As a public company, we will also be required to maintain disclosure controls and procedures. Disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. We do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. We believe a control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Recent and potential tariffs imposed by the U.S. government or a global trade war could increase the cost of our services, which could have a material adverse effect on our business, financial condition and results of operations.

The U.S. government has and continues to make significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain goods imported into the United States. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war, which may adversely affect the global economy and businesses of our clients, which, in turn, would also adversely affect demand for our services. A downturn in the global economy or the economies of countries in which we or our clients operate as a result of any trade dispute could adversely affect our business, financial condition and results of operations. Although we do not directly engage in international trade business, our customers may be affected by the imposition of barriers to trade or escalation of trade disputes.

If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of the date of this prospectus, tariffs have not had a material impact on our business, but increased tariffs or trade restrictions implemented by the United States or other countries in connection with a global trade war could have a material adverse effect on our business, financial condition and results of operations. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and other countries, which of our customers may be subject to such actions, or what actions may be taken by the other countries in retaliation.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to develop products and services that are similar to our product candidates but that are not covered by the claims of the patents that we own or license;
●	we or our licensors or future collaborators might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or license;
●	we or our licensors or future collaborators might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that our licensors’ pending patent applications will not lead to issued patents;
●	issued patents that we own or license may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable;
●	we cannot predict the scope of protection of any patent issuing based on our patent applications, including whether the patent applications that we own or in-license will result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries;
●	the claims of any patent issuing based on our patent applications may not provide protection against competitors or any competitive advantages, or may be challenged by third parties;

●	if enforced, a court may not hold that our patents are valid, enforceable and infringed;
●	we may need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;
●	we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application and obtain an issued patent covering such intellectual property;
●	we may fail to adequately protect and police our trademarks and trade secrets; and
●	the patents of others may have an adverse effect on our business, including if others obtain patents claiming subject matter similar to or improving that covered by our patents and patent applications.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the market price of our common shares to decline.

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our existing product candidates, programs or intellectual property could be diminished. Such announcements could also harm our reputation or the market for our future product candidates, which could have a material adverse effect on our business.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to the protection afforded by other types of intellectual property, we rely on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information to maintain our competitive position. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties (including, but not limited to, contractors, collaborators, and outside scientific advisors), and confidential information and inventions agreements with employees, consultants, licensors and advisors, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. We require our employees to enter into written confidentiality agreements that assign to us any inventions, developments, creative works and useful ideas of any description that are conceived of, reduced to practice or developed in the course of their employment. In addition, we require our third-party contractors to enter into a written non-disclosure agreement that requires the third party to not disclose certain of our confidential information in any manner or for any purpose other than as necessary and/or appropriate in connection with their obligations for a defined period of time, subject to certain exclusions. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. We may need to share our proprietary information, including trade secrets, with our current and future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors.

Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced and our competitive position would be harmed. If we or our licensors do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

We may be subject to claims that our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

If our efforts to build a strong brand identity and maintain a high level of user satisfaction and loyalty are unsuccessful, we may not be able to attract or retain users, and our operating results may be adversely affected.

We must continue to build and maintain a strong brand identity. User awareness of, and the perceived value of, our brand will depend largely on the success of our marketing efforts and our ability to provide consistent, high-quality user experience. Failure to provide our users with high-quality reservation and experiences for any reason could substantially harm our reputation and adversely affect our efforts to develop as a trusted brand. To promote our brand, we have incurred and expect to continue to incur substantial expense related to advertising and other marketing efforts, but we cannot be sure that this investment will be profitable.

From time to time, our users express dissatisfaction with our service levels. To the extent dissatisfaction with our service is widespread or not adequately addressed, our reputation could be harmed, and our efforts to develop the company’s name as a trusted brand would be adversely impacted. If our efforts to promote and maintain our brand are unsuccessful, our operating results and our ability to attract and retain users may be adversely affected.

Risks Related to our Management and Control Persons

We are a “controlled company” within the meaning of the Nasdaq Stock Market Rules because our insiders beneficially own more than 50% of the voting power of our outstanding voting securities.

Our founder and Chief Executive Officer, Doron Kempel, together with certain management officers collectively beneficially own approximately 95.76% of the voting power of our outstanding voting securities and we are a “controlled company” within the meaning of the listing rules of The Nasdaq Stock Market LLC. We may rely on certain exemptions from corporate governance rules, including an exemption from the rule that a majority of our board of directors must be independent directors. Although we currently do not intend to rely on the “controlled company” exemption under the Nasdaq listing rules, we could elect to rely on this exemption in the future. In the event that we elected to rely on the “controlled company” exemption, a majority of the members of our board of directors might not be independent directors, and our nominating and corporate governance and compensation committees might not consist entirely of independent directors. Our status as a controlled company could cause our shares of common stock to be less attractive to certain investors or otherwise harm our trading price. As a result, you would not have the same protection afforded to shareholders of companies that are subject to these corporate governance requirements. Additionally, investors may be prevented from effecting matters involving our Company, including:

●	the composition of our Board and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;
●	any determination with respect to mergers or other business combinations;
●	our acquisition or disposition of assets; and
●	our corporate financing activities.

Furthermore, this concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. This significant concentration of share ownership may also adversely affect the trading price of our common stock because investors may perceive disadvantages in owning stock in a Company that is controlled by a small number of stockholders. Although our Company does not intend to utilize the controlled company exemptions to the Nasdaq corporate governance listing standards, if we are eligible to utilize the controlled company exemptions in the future, we may choose to do so. In such instance we would be exempted from, among other things, the requirements to have a board with a majority of independent members and the requirement that we have a nominating and governance committee and compensation committee that are composed entirely of independent directors and have written charters addressing the respective committee’s purpose and responsibilities.

Risks Related to Our Financial Condition and Capital Requirements

We will require substantial additional capital to finance our operations. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our research and drug development programs or future commercialization efforts.

Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase in connection with our ongoing activities. The Company will continue to invest in building out its sales and marketing teams as well as maintain a robust engineering and development team. General and administrative expenses will increase as the cost of maintaining a public company is significantly higher than maintaining a privately held company. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations.

As of December 31, 2025, we had approximately $599,000 of cash on hand and a working capital deficit of approximately $4,062,000, and our anticipated operating requirements for the next twelve months, assuming the maintenance of our current operations, exceed our available capital resources. Our estimate as to how long we expect our existing capital to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Our future funding requirements will depend on many factors, including, but not limited to:

●	the initiation, progress, timeline, cost and results of our products;
●	the effect of competing technological and market developments;
●	the payment of licensing fees, potential royalty payments and potential milestone payments;
●	the cost of general operating expenses; and
●	the costs of operating as a public company.

Advancing the development of our product will require a significant amount of capital. In order to fund all of the activities that are necessary to complete the development of our product, we will be required to obtain further funding through equity offerings, debt financings, collaborations and licensing arrangements or other sources, which may dilute our stockholders or restrict our operating activities. Adequate additional funding may not be available to us on acceptable terms, or at all.

Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our research-stage programs, clinical trials or future commercialization efforts, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, obtain funds through arrangement with collaborators on terms unfavorable to us or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of our stockholders.

Our ability to sell a substantial amount of common stock in the future under the Equity Line SPA may pose a risk of significant dilution to our existing stockholders.

Under the Equity Line SPA, subject to the limits and conditions of that agreement, we will have the contractual ability to sell up to $300 million worth of our common stock to Ascent over a three-year period. Any shares of common stock we chose to sell under the Equity Line SPA will generally be priced at 96% of the volume-weighted-average-price (“WVAP”) for our common stock over the 10 trading days prior to each closing date, subject to downward adjustment based on 96% of the VWAP for our common stock over the 10 trading days subsequent to each closing date. If our stock price were to decrease over time, the price per share we would be able to realize for sales of our common stock under the Equity Line SPA would correspondingly decrease. In the event of a sustained decline in our stock trading price, we may be required to issue a substantial number of additional shares in order to access each additional tranche of funding under the Equity Line SPA, resulting in our existing shareholders experiencing greater dilution upon each additional sale of shares under the equity line facility. Should we decide to issue a significant number of shares under the Equity Line SPA future, particularly at a time when our share price is already declining, a substantial decrease in our share price is likely to result.

We have a limited operating history, which may make it difficult for you to evaluate our current business and predict our future success and viability.

Our Company was incorporated under the laws of the State of Delaware on April 11, 2017 as a Delaware limited liability company, converted to a Delaware corporation on June 29, 2018 as TG-17, Inc and subsequently, submitted the necessary filings to re-domicile as a Nevada corporation on August 27, 2025 under the name TG-17, Inc. dba Bond. In February 2026, the Company changed its name to Our Bond Inc. The likelihood of our creation of a successful business must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the growth of a business, operation in a competitive industry, and the continued development of our technology and products. We anticipate that our operating expenses will increase for the near future, and there is no assurance that we will be profitable in the near future. You should consider our business, operations, and prospects in light of the risks, expenses and challenges faced as an emerging growth company.

We have historically operated at a loss, which has resulted in an accumulated deficit.

For the fiscal years ended December 31, 2025 and December 31, 2024, we incurred losses of approximately $10,549,000 and approximately $11,017,000, respectively. There can be no assurance that we will ever achieve profitability. Even if we do, there can be no assurance that we will be able to maintain or increase profitability on a quarterly or annual basis. Failure to do so would continue to have a material adverse effect on our accumulated deficit, would affect our cash flows, would affect our efforts to raise capital and is likely to result in a decline in the value of your investment in our Company.

We anticipate sustaining operating losses for the foreseeable future.

It is anticipated that we will sustain operating losses for the foreseeable future as we expand our team, continue with research and development, and strive to gain customers and gain market share in our industry. Our ability to become profitable depends on our ability to expand our customer base. There can be no assurance that this will occur. Unanticipated problems and expenses are often encountered in offering new products which may impact whether the Company is successful. Furthermore, we may encounter substantial delays and unexpected expenses related to development, technological changes, marketing, regulatory requirements and changes to such requirements or other unforeseen difficulties. There can be no assurance that we will ever become profitable. If the Company sustains losses over an extended period of time, it may be unable to continue in business.

Raising additional capital may cause dilution to our existing stockholders.

We may seek additional capital through a variety of means, including through equity, debt financings, or other sources. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect your rights as a stockholder.

Such financing may also result in the imposition of debt covenants, increased fixed payment obligations or other restrictions that may adversely affect our ability to conduct our business. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that are not favorable to us.

We may not be able to continue as a going concern without additional financing, and if such financing is not available to us or is not available to us on acceptable terms, we may be forced to cease operations.

We have a limited operating history and have incurred recurring losses from operations. For the fiscal years ended December 31, 2025 and 2024, we incurred a net loss of approximately $10,549,000 and approximately $11,017,000, respectively. Our failure to generate sufficient revenues, effectively manage expenses or raise additional capital could adversely affect our ability to achieve our intended business objectives. These matters, among others, raise substantial doubt about our ability to continue as a going concern.

The Company has primarily funded its operations through a combination of equity financing, venture debt, five series of convertible notes and internal cash flows, depending on the stage of its development and strategic goals. In its early stages, the Company relied on seed capital from its founder, followed by capital rounds and venture debt to support its growth and expansion. More recently, operational cash flows have become a more significant source of funding, reducing reliance on external financing.

We have a substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue.

We derive a significant portion of our revenues from a few major customers. For the year ended December 31, 2025, two customers accounted for 51.20% and 14.34% of our total revenue. There are inherent risks whenever a large percentage of total revenue is derived from a limited number of customers. It is not possible for us to predict the future level of demand for our products and services that will be generated by these customers. If we experience declining or delayed sales from these customers due to market, economic or competitive conditions, we could be pressured to reduce our prices or our customers could decrease the purchase quantity of our products and services, which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If any one of our largest customers terminates the purchase of our products and services, such termination would materially negatively affect our revenues, results of operations and financial condition. Moreover, our reliance on a limited number of customers may limit our bargaining power and ability to negotiate favorable terms in future contracts. If we are unable to diversify our customer base and reduce our dependence on a small number of customers, our business, operating results, and financial condition could be adversely affected by any negative developments involving these key customers. To mitigate these risks, we are actively seeking to expand our customer base and reduce our reliance on a few significant customers. However, there can be no assurance that we will be successful in these efforts, and our financial performance may continue to be significantly influenced by our key customers.

Because many of our expenses are fixed, we may be unable to limit our losses if we fail to achieve our forecasted revenue.

We must invest significantly in Command Centers and engineering staff and personal security agents to continue our operations. This build-up before actual reservations exposes us to significant up-front fixed costs. If market demand for our services does not increase as quickly as we have anticipated, or if there is a rapid and unexpected decline in demand for our services, we may be unable to offset these fixed costs and to achieve economies of scale, and our operating results may be adversely affected because of high operating expenses, reduced margins, underutilization of capacity and asset impairment charges.

Risks Related to Ownership of Our Common Stock

Future sales of Common Stock by our existing stockholders could cause our share price to decline.

We recently conducted a direct listing of our Common Stock, through which certain shares of our Common Stock were registered for resale under a registration statement. In addition, a substantial majority of the holders of our outstanding capital stock may be eligible to publicly resell their shares pursuant to Rule 144. There can be no assurance that existing stockholders will not seek to sell a significant portion of their shares of Common Stock, resulting in an oversupply of our Common Stock on Nasdaq which could significantly depress the public price of our Common Stock and/or result in significant volatility.

You may be diluted by future issuances of preferred stock or additional Common Stock in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

Our articles of incorporation authorize us to issue shares of Common Stock, preferred stock, and options, rights, warrants and appreciation rights relating to our Common Stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion. We could issue a significant number of shares of Common Stock in the future in connection with investments or acquisitions. Any of these issuances could dilute our existing stockholders, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares of our Common Stock.

The future issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of shares of our Common Stock, either by diluting the voting power of our Common Stock if the preferred stock votes together with the Common Stock as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote, even if the action were approved by the holders of our shares of our Common Stock.

The future issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our Common Stock by making an investment in the Common Stock less attractive. For example, investors may not wish to purchase Common Stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase Common Stock at the lower conversion price, causing economic dilution to the holders of Common Stock.

Because we have no current plans to pay cash dividends on our Common Stock, you may not receive any return on investment unless you sell your Common Stock for a price greater than that which you paid for it.

We currently intend to retain all available funds and any future earnings to fund the development, commercialization and growth of our business, and therefore we do not anticipate declaring or paying any cash dividends on our Common Stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Our future ability to pay cash dividends on our Common Stock may also be limited by the terms of any future debt securities or credit facility. As a result, capital appreciation, if any, of the Common Stock you purchase will be your sole source of gain for the foreseeable future.

We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our Common Stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) having the option of delaying the adoption of certain new or revised financial accounting standards, (iii) reduced disclosure obligations regarding executive compensation in this prospectus and our periodic reports and proxy statements and (iv) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until such time that we are no longer an emerging growth company. Accordingly, the information contained in our SEC filings may be different than the information you receive from other public companies in which you hold stock. Further, pursuant to Section 107 of the JOBS Act, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our operating results and financial statements may not be comparable to the operating results and financial statements of other companies who have adopted the new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the effective date of our initial registration statement, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Common Stock held by non-affiliates was $700.0 million or more as of the last business day of the second fiscal quarter of such year or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting Common Stock held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting Common Stock held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter.

It is possible that some investors will find our Common Stock less attractive as a result of the foregoing, which may result in a less active trading market for our Common Stock and higher volatility in our stock price.

Our articles of incorporation provides that, unless we consent in writing to the selection of an alternative forum, a state court located within the State of Nevada and, to the extent enforceable, the federal district courts of the United States of America will be the exclusive forums for certain disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.

Our articles of incorporation provide that, unless we consent in writing to the selection of an alternative forum, a state court located within the State of Nevada (or, if a state court located within the State of Nevada does not have jurisdiction, the federal district court for the State of Nevada) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders; (iii) any action arising pursuant to any provision of the Nevada Revised Statutes, our articles of incorporation or our bylaws; or (iv) any action asserting a claim governed by the internal affairs doctrine. This choice of forum provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or the Securities Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.

Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our articles of incorporation provide that the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act and the Exchange Act. While the Nevada courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our articles of incorporation, but there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our articles of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

General Risks

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our Common Stock.

Securities research analysts may establish and publish their own periodic projections for our Company. These projections may vary widely and may not accurately predict the results we actually achieve. The price of our Common Stock may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our stock price or trading volume could decline.

Our internal computer systems, or those of any of our manufacturers, contractors, consultants, collaborators or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.

Despite the implementation of security measures, our internal computer systems and those of our current and any future manufacturers, contractors, consultants, collaborators and third-party service providers, are vulnerable to damage from computer viruses, cybersecurity threats, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failure. Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses and remediation costs. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

In the ordinary course of our business, we may process, collect, store, and transmit proprietary, confidential, and sensitive data, including de-identified personal data, intellectual property, proprietary business information and trade secrets (collectively, sensitive information). We may rely upon third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, third-party providers of information technology infrastructure, cloud-based infrastructure, encryption and authentication technology, employee email, content delivery to customers, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. We may share or receive sensitive information with or from third parties.

Cyber-attacks, malicious internet-based activity, and online and offline fraud are prevalent and continue to increase. These threats are becoming increasingly difficult to detect. These threats come from a variety of sources, including traditional computer “hackers,” “hacktivists,” threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. Ransomware attacks, including by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, disruption of clinical trials, loss of data (including data related to clinical trials), and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Similarly, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties and infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems or the third-party information technology systems that support us and our services.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations.

Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

While we have established physical, electronic and organizational security measures to safeguard and secure our systems against security incidents, and rely on commercially-available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Despite our efforts to identify and address vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products, deter new customers from using our products, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption, failure or security breach. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

Our operations are vulnerable to interruption by fire, severe weather conditions, power loss, telecommunications failure, terrorist activity and other events beyond our control, which could harm our business.

Our Command Centers may be located in regions which experience severe weather from time to time. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major tornado, flood, fire, earthquake, power loss, terrorist activity or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

We rely on our information technology to operate our business. We have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

As part of our broader risk management framework, we have identified the potential cybersecurity risks to our business and implemented structured controls to mitigate them. Our business applications and hosting services are designed to minimize the impact of cybersecurity incidents, with designated backup systems in place where necessary.

To enhance cybersecurity resilience, we have implemented a structured Information Security Management System (ISMS) certified in accordance with ISO 27001, providing a comprehensive approach to managing cybersecurity risks and aligning with industry best practices. Our risk mitigation efforts include a combination of administrative, technical, and operational controls, such as real-time monitoring and detection activities, anti-malware and endpoint protection solutions, annual employee cybersecurity training, regular security audits, third-party penetration testing, and a clear communication and reporting structure to facilitate timely responses to security incidents.

We have a Cybersecurity Incident Response Plan (CIRP) that defines roles, responsibilities, and reporting mechanisms, as well as a structured incident response process covering preparation, detection, response, documentation, and post-incident analysis. This plan outlines possible cybersecurity threats and response measures for incidents such as denial-of-service attacks, malicious code attacks, website defacement, data corruption, and data leakage. In addition, we maintain a Business Continuity Plan (BCP) in accordance with ISO 27001 to ensure operational resilience, including detailed continuity procedures, system restoration timeframes, and recovery strategies for various scenarios.

To address cybersecurity risks associated with third-party service providers, we have established procedures, policies, and tools for identifying, assessing, and mitigating potential threats. This process begins with a third-party risk assessment, which is performed and updated as needed. Our Information Security Guidelines for Suppliers ensure compliance with security standards, while our Access Control Policies regulate third-party access to sensitive systems, and our Cloud System Information Security Procedures govern data security in cloud environments. We also engage third-party consultants to assist in designing and enhancing our cybersecurity risk management framework, including penetration testing and continuous threat monitoring.

To date, we have not encountered cybersecurity threats or incidents that have had a material impact on our business.

Governance

Our Board of Directors has specific oversight responsibility for cybersecurity, which also oversees our general risk management. The Board of Directors reviews and discusses with management our policies, practices and risks related to information security and cybersecurity.

Our VP Engineering has primary responsibility for assessing, monitoring, and managing cybersecurity risks. Leaders meet quarterly to assess cybersecurity risks, identify emerging threats, and evaluate our risk management framework. The Chief Financial Officer provides quarterly updates to the Board of Directors on any cybersecurity-related risks. Our incident response plan includes notifying the Board of Directors of any material threats or incidents as they arise. Although these members of our senior management do not have direct cybersecurity expertise obtained through certifications, their experience managing the Company, which includes consulting and coordinating as necessary with in-house and third-party information technology specialists, enables them to effectively assess and manage material risks from cybersecurity threats.

This structured approach ensures that our cybersecurity governance remains robust, proactive, and aligned with industry best practices.

Item 2. Properties.

Our mailing address is 85 Broad St. New-York, NY 10004, which is at a private office space. The space serves as the location of our corporate headquarters. We also lease spaces at NJ, Israel, UK and France on a month-to-month basis or a 12-month lease period for a total of $20 per month, which serves as our local Command Centers and development offices.

We believe that our facilities are adequate for our current and anticipated near-term needs and that suitable additional or substitute space would be available if needed.

Item 3. Legal Proceedings.

In July 2022, the Israeli Subsidiary gave the lessor advanced notice of its intention to exercise the exit point on December 31, 2022, while negotiating the fifth-year terms. The parties were unable to reach agreements and in July 2023 the subsidiary vacated the leased premises. In February 2025 a lawsuit was filed against the Company for a total of $1,600. Given the preliminary stage in which the lawsuit is at, the Israeli Subsidiary’s lawyers cannot reasonably assess the likelihood of the claims to be accepted by court. Given that Company’s plan to litigate the case, and given the dynamics of such trials in Israel, a decision by a court is not anticipated until 2027.

From time to time, we may be party to litigation arising in the ordinary course of business. Except as described above, as of the date of this prospectus, we are not subject to any material legal proceedings nor, to the best of our knowledge, are any material legal proceedings pending or threatened against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the New York Stock Exchange under the symbol OBAI.

Holders

As of March 31, 2026, there were 1,216 holders of record of our Common Stock, 5 holders of record of our Series B-1 Preferred Stock, 5 holders of record of our Series B-2 Preferred Stock, 24 holders of record of our Series B-3 Preferred Stock, 1 holder of record of our Series C Preferred Stock, 1 holder of record of our Series D Preferred Stock, and 1 holder of record of our Series F Preferred Stock,.

Dividend Policy

We have never declared or paid dividends on our Common Stock. We currently intend to retain all available funds and any future earnings to fund the development, commercialization and growth of our business, and therefore we do not anticipate declaring or paying any dividends on our Common Stock in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors. Any such determination will also depend upon our business prospects, operating results, financial condition, capital requirements, general business conditions and other factors that our board of directors may deem relevant. Our future ability to pay dividends on our Common Stock may also be limited by the terms of any future debt securities or credit facility.

Unregistered Sales of Securities

The following sets forth information regarding all unregistered securities we have issued during the period covered by this report that were not registered under the Securities Act and were not included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

Series CF-1 Preferred Stock

On June 21, 2024, we entered into a listing agreement, under Regulation Crowdfunding whereby the Company agreed to sell securities to eligible investors through a funding portal by way of a special purpose vehicle. As part of the offering, we offered 2,354,681 Series CF-1 Preferred Stock, $0.0001 par value per Share at a purchase price of $2.12343 per share with a maximum amount of $5,000,000 to be raised from crowdfunding.

The offering was closed on April 30, 2025, and we issued an aggregate of 957,102 shares of Series CF-1 Preferred Stock for gross proceeds of $2,032,000.

On September 2024, in parallel to Reg CF and under the same terms, the Company offered to sell securities under Rule 506(c) of Regulation D to accredited investors. The offering was closed on June 17, 2025, we issued an aggregate of 2,411,364 shares of Series CF-1 Preferred Stock for gross proceeds of $5,120,000.

All shares of Series CF-1 Preferred Stock were subsequently converted to shares Common Stock in connection with our recent direct listing.

Series CF-2 Preferred Stock

On July 9, 2025, we entered into a listing agreement, under Regulation Crowdfunding whereby the Company agreed to sell securities to eligible investors through a funding portal by way of a special purpose vehicle. As part of the offering, we offered up to 219,955 Series CF-2 Preferred Stock, $0.0001 par value per Share at a purchase price of $3.864435 per share with a maximum amount of $850,000 to be raised from crowdfunding.

The offering was closed on September 5, 2025, and we issued an aggregate of 212,033 shares of Series CF-2 Preferred Stock for gross proceeds of approximately $818,789.

On July 18, 2025, in parallel to Reg CF and under the same terms, the Company offered to sell securities under Rule 506(c) of Regulation D to accredited investors.

The offering was closed on September 5, 2025 without the issuance of any shares of Series CF-2 Preferred Stock.

All shares of Series CF-2 Preferred Stock were subsequently converted to shares Common Stock in connection with our recent direct listing.

Series F Preferred Stock

On June 19, 2025, we issued an aggregate of 10,000 shares of Series F Preferred Stock with par value of $0.0001 to Doron Kempel in exchange for his surrender of an equal number of shares of Common Stock. For a description of conversion terms, please refer the section titled “Description of Capital Stock, Series F Preferred Stock.”

Series C Preferred Stock

On June 25, 2025, we issued an aggregate of 329,671 shares of Series C Preferred Stock with par value of $0.0001, together with warrants to purchase 1,333,335 shares of Common Stock, for an aggregate consideration of $3,000,000 to Ascent Partners Fund LLC (“Ascent”). The warrants are exercisable at a price of $3.2475 per share, with expiration dates as follows: 333,334 warrants have an expiration date of eight (8) months, 333,334 warrants have an expiration date of sixteen (16) months, and 666,667 warrants have an expiration date of two (2) years from the issuance date.

The warrants may not be exercised on a cashless basis unless, upon the listing of the Company’s common stock on any recognized stock exchange pursuant to an effective registration statement, there is no effective registration statement covering, or no current prospectus available for, the free resale of the warrant exercise shares by the holder. Upon the direct listing, the warrants to purchase 1,333,335 shares of Common Stock shall remain outstanding and the holder shall have the option, at any time to exercise their warrant and register them for resale under the direct listing.

Series E Preferred Stock

On August 6, 2025, we issued an aggregate of 682,770 shares of Series E Preferred Stock with par value of $0.0001 by converting an outstanding amount of approximately $6,827,698 to Eastward Fund Management, LLC resulting in an average price of $4.62000 per share.

All shares of Series E Preferred Stock were converted to Common Stock during first quarter of 2026.

Series D Preferred Stock

On October 27, 2025, we issued an aggregate of 109,891 shares of Series D Preferred Stock, together with warrants to purchase 25,000,000 shares of Common Stock, for an aggregate consideration of $1,000,000 to Ascent. The warrants are exercisable at a price of $12.35 per share, with expiration dates as follows: 16,000,000 warrants have an expiration date of nine (9) months, 3,000,000 warrants have an expiration date of sixteen (16) months, and 6,000,000 warrants have an expiration date of two (2) years from the issuance date. On December 1, 2025, we issued 32,967 additional shares of Series D Preferred Stock to Ascent for additional consideration of $300,000. On December 12, 2025, we issued 49,451 additional shares of Series D Preferred Stock for additional consideration of $450,000. On December 22, 2025, we issued 32,967 additional shares of Series D Preferred Stock to Ascent for additional consideration of $300,000. On January 12, 2026, we issued 93,407 additional shares of Series D Preferred Stock to Ascent for additional consideration of $850,000. On January 30, 2026, we issued 131,867 additional shares of Series D Preferred Stock for consideration of $1,200,000. On February 4, 2026, we issued final tranche of 98,901 of Series D Preferred Stock for additional consideration of $900,000, resulting in a total of 549,451 shares of Series D Preferred Stock issued

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None during the quarter ended December 31, 2025.

Securities authorized for issuance under equity compensation plans.

The following table and information below sets forth information as of December 31, 2025 with respect to our Plans:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	7,336,803	$0.76	14,675,917
Equity compensation plans not approved by security holders	-	-	-
Total	7,336,803	$0.76	14,675,917

Summary of the Plan

On May 26, 2017, our board of directors adopted, and our stockholders approved, our Amended and Restated Equity Plan. On June 29, 2018, this plan was amended to reflect the Company’s conversion from a Delaware limited liability company to a Delaware corporation. On June 19, 2025, this plan was further amended to increase the number of shares authorized for issuance under the plan by reserving an additional 5,866,923 shares of the Common Stock resulting in an aggregate of 22,220,855 shares of the Common Stock reserved for issuance.

On May 26, 2017, our board of directors adopted, and our stockholders approved, our TG-17, Inc. Amended and Restated Sub-Plan: Israel applicable only for residents of the State of Israel or those who are deemed to be residents of the State of Israel for the payment of tax. This sub-plan is to be read as a continuation of the Amended and Restated Equity Plan and only modifies those options that are governed by the sub-plan to ensure compliance with the requirements of the applicable Israeli laws.

The Amended and Restated Equity Plan provides for the grant of incentive stock options and non-statutory stock options. The Amended and Restated Equity Plan, through the grant of stock awards, is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success. Through December 31, 2025, we have issued the equivalent of 7,336,803 options at the strike price and as per the vesting schedule specified in the corresponding award agreement to employees and directors under Amended and Restated Equity Plan.

As of December 31, 2025, there were the equivalent of 14,675,917 shares available for future issuance under the Amended and Restated Equity Plan.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Bond Inc. (“Bond,” “we,” “us,” “our” or the “Company”) was formed under the laws of the State of Delaware on April 11, 2017. We provide preventative personal security (the “Bond Preventative Personal Security Platform”) powered by artificial intelligence (“AI”). Once activated, the cloud-based Bond Preventative Personal Security Platform provides users with remote protective services via phone app (using its Bond Preventative Personal Security Platform) and with 24/7 support from our Personal Security Agents, who are in Bond Command Centers and can respond rapidly.

We use third party AI tools like ChatGPT internally across the spectrum of our operations. Additionally, we have developed and continue to develop Bond AI capabilities. Bond’s AI (which is currently in production) consists largely of proprietary rule-based systems that assist us in identification of potential anomalies for further review by our agents.

Bond’s vision is to leverage AI to enable personal security services to be more scalable, effective and ultimately affordable for more people. The Bond Preventative Personal Security Platform is designed with that vision, allowing us to incorporate increasing amounts of AI over time as technology advances. The chart below shows some of the key areas where we have incorporated AI, their current state and future plans:

Task	AI currently in use by Bond	AI in R&D

Anomaly detection	Bond-developed rule-based systems based on past data and expert input	Bond-developed machine learning models trained on past anomaly data
Supporting agent decision-making	Third-party AI tools for agent decision support	Implementing a RAG incorporating Bond processes and content with third-party data
Automated translation	Third-party AI tools for translation of services and content	Third-party tools for automated live translation of calls
Automating quality assurance	Automated test suites for code	Automated assessment of live agent performance
AI interviewing, hiring, and training agents	Video interviews and third-party AI assessment to accelerate hiring funnel	Increased use of automation and virtual agents in agent training and onboarding processes
Creation of content that facilitates informing end users about the Bond service and platform	Third-party AI tools for generating and optimizing marketing content, including videos and images	None

Automating of agent administrative tasks	None	Automated transcription, translation, and summarization of cases
Automatically triaging active calls to identify “hot” cases	None	Automated analysis of active calls to flag high-risk cases for supervisor attention
Automatically triaging incoming calls in overload situations	None	Virtual agents that gather information about situations and prioritize cases for human agents
Facial recognition for “bad actors”	None	Integrating third-party facial recognition technology with Bond’s platform
Automating and optimizing customer messaging	None	Automated CRM suites that use AI to customize messaging for each customer
Automating drone response to reported incidents	None	Patented techniques for autonomous drone navigation and collision avoidance

We offer 14 distinct services through our phone app (the “Bond App”) and fully automated Bond Command Centers located around the world, that allow Bond members to choose when and how Bond will keep them secure while preserving their privacy.

The Bond Preventative Personal Security Platform is a multilayered, multifaceted technology platform that incorporates numerous technologies, inputs and outputs to other systems, and third-party information. It allows us to perform a large number of multi-functional activities relative to a large number of end-users/members, with a high level of precision, speed and reliability, as well as affordably, in a manner that is automated. The core functionality includes: (1) “look after” a massively scalable number of members/end-users simultaneously; at their or their guardians request, monitor them, collect data from multiple sources – on the phone of the member, from what Bond historically knows about the member; from what Bond knows about the area/location of the member, from what the member has shared with Bond – in order to detect anomalies in real time; (2) communicate with the member in order to verify their status, potentially engage Bond Personal Security Agents in order to calm, guide, deter or orchestrate help for the member; (3) record and analyze all activities in the Bond sphere, which included on the phones of the end-users, in the Command Centers and through our technology.

Corporate Organization

We conduct our operations through eight wholly owned subsidiaries, organized as follows:

●	TG- 17 (Israel) Ltd. was incorporated in 2017 and provides R&D services to Our Bond, Inc. Since 2023 the subsidiary operates also as Command Center for Israel and global users (members).

●	Bond Bodyguard New York, Inc., a New York corporation, was incorporated in 2020 for the sole purpose of obtaining bodyguard licenses in the US. Services are given under Our Bond, Inc. Currently, we are licensed in 11 states and submitted application for additional states.

●	TG-17 (UK) Ltd. was incorporated in 2023 to provide services to UK citizens and global members.

●	TG-17 France, was incorporated in 2024 to provide services to French citizens and global members.

●	TG-17 Belgium, a société à responsabilité limitée, was incorporated in 2025 to provide services to Belgian citizens and global members.

●	TG-17 (Canada) Inc., a corporation subject to the Business Corporations Act (Ontario), was incorporated in 2025 to provide services to Canadian citizens and global members.

●	TG-17 Brazil Ltda., was incorporated in 2025 to provide services to Brazilian citizens and global members.

●	TG-17 Mexico., was incorporated in 2025 to provide services to Mexican citizens and global members.

All subsidiaries are 100% controlled/owned by Our Bond, Inc.

Components of Results of Operations

Net Revenues.

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, which provides a five-step framework through which revenue is recognized when control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that the Company concludes are within the scope of ASC 606, management performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract(s); (iii) determines the transaction price, including whether there are any constraints on variable consideration; (iv) allocates the transaction price to the performance obligations; and (v) recognizes revenue when (or as) the Company satisfies a performance obligation.

The Company provides comprehensive security solutions. The company’s flagship offering is a cloud-based Software-as-a-Service (“SaaS”) that delivers a preventative personal security solution platform. Additionally, the Company offers comprehensive and customized services designed to protect its clients. These services include, but are not limited to, on/off premise guards, assets protection, threat assessment and monitoring and other tailored-made security services. Revenue is recognized either over time or at a point in time, depending on the nature of each customer’s agreement. For its subscription-based SaaS solution delivered through the Company’s platform, revenue is typically recognized over time as services are made available on an on-going basis. In contrast, for performance obligations of services described above other than the SaaS solution, we generally satisfy our obligations vis-à-vis each deliverable as it occurs and is provided to the customer. The customers simultaneously receives and avails the benefits of our services, at which point these performance obligations are deemed to be satisfied.

We group the above services offerings into one broad category which generates all of Company’s revenue through, primarily, the following sales:

●	B2B (or B2G): selling to private or public institutions who use the services in order to protect their people (employees, students, residents, etc.).
●	B2B2C: selling to or through corporations so they can sell/subsidize/gift Bond services to their own consumers.
●	DTC: selling directly to consumers.
●	Dsf

The Company combines and accounts for multiple contracts as a single contract when they are negotiated together with the same customer at or near the same time in order to achieve a single commercial objective, or when the contracts are related in other ways.

Transaction price may be comprised of fixed consideration and variable consideration. The Company’s contracts are typically for fixed consideration.

For all contracts with customers that have more than one performance obligation, the Company allocates the transaction price to each separate performance obligation based on the relative SSP of each performance obligation. The SSP is typically the price at which the Company sells service separately to a customer. The best evidence of an SSP, if available, is the observable price charged in similar circumstances and to similar customers. If an SSP is not directly observable, the Company estimates SSP using various observable inputs including historical internal pricing data and cost-plus expected margin analysis due to the limited standalone sales history.

For the year ended December 31, 2025, the Company demonstrated annual recurring revenue (“ARR”) of approximately $10 million and total bookings of $10.6 million. For the year ended December 31, 2024, the Company demonstrated ARR of approximately $9.7 million and total bookings of $10.3 million. The Company’s use of ARR as a metric to measure customer demand and growth, and the use of booking values act as an indicator of customer engagement, including new sales and renewals. These figures highlight consistent growth and increasing customer demand.

Total bookings represent the aggregate dollar value of all customer contracts executed during a given period, inclusive of both recurring subscription and service commitments and any associated one-time fees (e.g., implementation, setup or training). Bookings are expressed based on the total committed contract value, regardless of the timing of invoicing or revenue recognition under U.S. GAAP. We calculate ARR using a trailing actuals method to provide a conservative measure of recurring revenue. Specifically, we determine average Monthly Recurring Revenue (“MRR”) based on actual recurring revenue recognized over the prior 12 months and multiply that amount by 12 to derive ARR. This method smooths short-term fluctuations and reflects actual earned recurring revenue rather than forward-looking projections. ARR excludes one-time fees, usage-based overages, and non-recurring revenues. No adjustments are made for potential future churn, upgrades, or downgrades beyond the actual results in the trailing period.

Cost of Services Sold.

Cost of Services sold primarily consists of our Command Center operations and other rendered services that we outsource to third-party for particular security services offering. As a subscription-based business, our model emphasizes scalability so that most costs do not increase linearly with revenue growth.

Operating Expenses.

Operating expenses consist of general and administrative expenses, which are primarily salaries, professional fees, and expenses related to the administrative functions of the Company, research and development expenses, which consist primarily of product development costs and salaries, and sales and marketing expenses, which represent advertising and direct marketing costs, as well as the associated personnel costs.

Results of Operations

Comparison of the year ended December 31, 2025 to the year ended December 31, 2024

Net Revenues

The majority of our net revenues for the years ended December 31, 2025 and 2024, were generated from our B2B services. For the year ended December 31, 2025, 15.32% of our revenue was generated from cloud-based SaaS services, while 84.68% came from our physical service offerings. This compares to 14.71% and 85.29%, respectively, for the year ended December 31, 2024.

Total revenue increased by $236, or approximately 2.4% to $9,972 for the year ended December 31, 2025, compared to approximately $9,736 for the year ended December 31, 2024. This increase is due to expansion of our customer base and higher demand for our security services during the year ended December 31, 2025 compared to the same period in 2024.

Cost of Services Sold.

Our cost of services sold increased slightly by $380, or approximately 4.21% to $9,406 for the year ended December 31, 2025 compared to $9,027 for the year ended December 31, 2024. This modest change is not considered significant and primarily reflects the Company’s continued global expansion and the use of outsourced services to support its growth initiatives.

	Year Ended December 31,
	2025	2024
Command Center Operations	$2,422	$2,103
Security Services	$6,984	$6,924
	$9,406	$9,027

Operating Expenses.

Our operating expenses for the year ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
General and Administrative	$5,971	$6,162
Research and Development	$2,526	$2,713
Sales and Marketing	$1,321	$1,417
	$9,818	$10,292

Our operating expenses for the year ended December 31, 2025, were approximately $9,818 compared to approximately $10,292 for the year ended December 31, 2024, a decrease of approximately $474 or approximately 4.6%.

Net Profit/Loss

As a result of the foregoing, the Company suffered a net loss of $10,549 for the year ended December 31, 2025, compared to a net loss of $11,017 for the year ended December 31, 2024, a difference of approximately 4.25%.

Off-Balance Sheet Arrangements

As of March 31, 2025 we have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Overview

Since inception, we have funded our operations primarily through proceeds from sales of our capital stock and, to a lesser extent, cash flow generated from operating activities. Based on our current operating plan, we believe that our existing cash and cash equivalents, together with anticipated cash generated from operations, will support our working capital and capital expenditure requirements for the near term.

Our future capital requirements will depend on many factors, including the pace of growth in our customer base, the timing and extent of investments in our platform and services, expansion of our sales and marketing activities, and general economic conditions. To support our operations and growth initiatives, the Company expects to obtain additional capital through equity financing and other financing instruments that have been arranged or are available to the Company.

Summary of Cash Flows

The following table summarizes our cash flows for the year ended December 31, 2025 and 2024.

(in thousands)	Year Ended December 31,
	2025	2024

Net cash (used in) operating activities	$(6,922)	$(8,157)
Net cash (used in) investing activities	(34)	(62)
Net cash provided by financing activities	6,943	7,540
Effect of exchange rate changes on cash	(114)	(32)
Cash and cash equivalents at end of period	$599	$726

Operating Activities.

We continue to experience negative cash flows from operations as we expand our business. Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our business in areas such as product and service development, such as engineering resources needed to maintain and refresh the technology platform, the Command Center operations, and selling, general and administrative. Our operating cash flows are also affected by our working capital needs to support growth and fluctuations in personnel-related expenditures, accounts payable and other current assets and liabilities.

Net cash used in operating activities for the year ended December 31, 2025 was approximately $6,922 which reflects our net loss of $10,549. Net cash used in operating activities for the year ended December 31, 2024 was approximately $8,157 which reflects our net loss of $11,017.

Investing Activities

Our investing activities have consisted primarily of the purchases of assets and equipment. We have invested in assets and equipment to support our Command Center growth.

Net cash used in investing activities for the year ended December 31, 2024 was approximately $34 which was entirely attributable to purchases of IT and other Electronic equipment. Net cash used in investing activities for the year ended December 31, 2024 was approximately $62 which was entirely attributable to purchases of IT and other Electronic equipment.

Financing Activities

In November 2023, the Company completed the initial closing of its Series B Preferred Stock financing. Following the initial closing, the Company completed additional closings in early 2024, issuing 2,050,895 additional shares of Series B-1 Preferred Stock for total consideration of $3,000,000 at a price of $1.462533 per share.

Issuance of Series CF-1 Preferred Stock

On June 21, 2024, the Company entered into a listing agreement, under regulation Crowdfunding (also known as Reg CF), whereby the Company agrees to sell securities to eligible investors through the funding portal through special purpose vehicle. The offering was closed on April 30, 2025, and the Company had raised a total of $2,032,000 and issued 957,102 shares of Series CF-1 Preferred Stock with par value of $0.0001 each, at a price per stock of $2.12343. The total fees recorded as of September 30, 2025 were $143.

On September 2024, in parallel to Reg CF and under the same terms, the Company started to offer and sell securities under rule 506(c) of regulation D to accredited investors. The offering was closed on June 17, 2025, we issued an aggregate of 2,411,364 shares of Series CF-1 Preferred Stock for gross proceeds of $5,120,342.

Issuance of Series F Preferred Stock

On June 19, 2025, we issued an aggregate of 10,000 shares of Series F Preferred Stock with par value of $0.0001 to Doron Kempel in exchange for his surrender of 3,334 shares of Common Stock.

Issuance of Series C Preferred Stock

On June 25, 2025, we issued an aggregate of 329,671 shares of Series C Preferred Stock with par value of $0.0001, together with warrants to purchase 1,333,335 shares of Common Stock, for an aggregate consideration of $3,000,000 to Ascent Partners Fund LLC. The warrants are exercisable at a price of $3.2475 per share, with expiration dates as follows: 333,334 warrants have an expiration date of eight (8) months, 333,334 warrants have an expiration date of sixteen (16) months, and 666,667 warrants have an expiration date of two (2) years from the issuance date.

Issuance of Series CF-2 Preferred Stock

On July, 2025, the Company entered into a listing agreement, under regulation Crowdfunding (also known as Reg CF), whereby the Company agreed to sell securities to eligible investors through the funding portal through special purpose vehicle. The offering was closed on September 5, 2025, and the Company had raised a total of $819,000 and issued 212,033 shares of Series CF-2 Preferred Stock with par value of $0.0001 each, at a price per share of $2.12343. The total fees recorded as of September 30, 2025 were $56.

Our net cash provided by financing activities for the year ended December 31, 2025 was approximately $6,943 compared to approximately $7,540 for the year ended December 31, 2024, a decrease of approximately $597 or 8%.

Issuance of Series D Preferred Stock

On October 27, 2025, we issued an aggregate of 109,891 shares of Series D Preferred Stock, together with warrants to purchase 25,000,000 shares of Common Stock, for an aggregate consideration of $1,000,000 to Ascent. The warrants are exercisable at a price of $12.35 per share, with expiration dates as follows: 16,000,000 warrants have an expiration date of nine (9) months, 3,000,000 warrants have an expiration date of sixteen (16) months, and 6,000,000 warrants have an expiration date of two (2) years from the issuance date. On December 1, 2025, we issued 32,967 additional shares of Series D Preferred Stock to Ascent for additional consideration of $300,000. On December 12, 2025, we issued 49,451 additional shares of Series D Preferred Stock for additional consideration of $450,000. On December 22, 2025, we issued 32,967 additional shares of Series D Preferred Stock to Ascent for additional consideration of $300,000.

The following table summarizes our financing activities for the year ended December 31, 2025 and 2024.

(in thousands)	Year Ended December 31,
	2025	2024
Proceeds from Related Party Loans	$451	$1,195
Payments as part of Related Party Loans	$(1,605)	$(910)
Issuance of Series B-1 Preferred Stock	-	$3,000
Issuance of Series CF Preferred Stock	2,799	$4,352
Issuance of Series CF Preferred Stock fundraising fees	(46)	$(97)
Issuance of Series CF-2 Preferred Stock	819	-
Issuance of Series CF-2 Preferred Stock fundraising fees	(57)	-
Issuance of Series C convertible preferred stock	3,000	-
Issuance of Series C convertible preferred stock - issuance costs	(254)	-
Issuance of Series D convertible preferred stock	2,050	-
Issuance of Series D convertible preferred stock - issuance costs	(126)	-
Cash dividends paid	(88)	-
	$6,943	$7,540

Critical Accounting Estimates

Below is a discussion of the accounting policies that management believes are critical. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with generally accepted accounting principles in the United States of America (“U.S. GAAP”).]

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act. Under Section 107 of the JOBS Act, emerging growth companies are permitted to use an extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards that have different effective dates for public and private companies. We have elected to use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an emerging growth company, or (ii) affirmatively and irrevocably opt out of the extended transition period provided in Section 7(a)(2)(B). By electing to extend the transition period for complying with new or revised accounting standards, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates.

Cash and Cash Equivalents

Cash equivalents include short-term highly liquid investments that are readily convertible to cash when originally purchased with maturities of three months or less.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, restricted cash and short-term deposit, other accounts receivable, trade payables, other accounts payable and accrued expenses approximate their fair values due to the short-term maturities of such instruments. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820, “Fair Value Measurements and Disclosures” establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

●	Level 1 inputs are quoted prices in active markets for identical assets and liabilities;

●	Level 2 inputs, inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

●	Level 3 unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Accounts Receivable

We have trade receivables which are recorded at the invoiced amount and do not bear interest. We evaluate the collectability of accounts receivable on a regular basis based on economic assessment of market conditions and review of customer financial history.

Property and Equipment, Net

Property and equipment are recorded at cost, net of accumulated depreciation. Expenditures for major additions and improvements to property and equipment are capitalized and repairs and maintenance costs are expensed as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the respective accounts and any related gain or loss are included in loss from operations in the period of disposal.

Property and equipment are depreciated using the straight-line method over the estimated useful lives of the property and equipment:

Leases

We determine if an arrangement is or contains a lease at inception. Operating leases with lease terms of more than 12 months are included in operating lease assets, accrued and other current liabilities, and long-term operating lease liabilities on our consolidated balance sheet. Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments over the lease term.

Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using our incremental borrowing rate. Operating lease assets also include initial direct costs incurred and prepaid lease payments, minus any lease incentives. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, including property and equipment and right-of-use assets, for indicators of impairment. If events or changes in circumstances indicate impairment, the Company measures recoverability by a comparison of the asset’s carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. When quoted market prices are not available, the Company uses the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset as an estimate of fair value.

Research and Development Costs

Research and development costs are expensed in the period incurred. Research and development expenses primarily consist of costs incurred in performing research and development activities and include salaries, stock-based compensation, employee benefits, system qualification and testing incurred before releasing new system designs into production, depreciation and amortization, professional services fees, and facilities expenses.

Severance Pay

All the Israeli Company’s employees elected to be included under Section 14 of the Israeli Severance Compensation Act, 1963 (“Section 14”). According to Section 14, these employees are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments in accordance with Section 14 release the Company from any future severance payments (under the above Israeli Severance Compensation Law) in respect of those employees. These deposits are not recorded as an asset in the Company’s balance sheet.

Income Taxes

We apply the provisions set forth in FASB ASC Topic 740, Income Taxes, to account for the uncertainty in income taxes. In the preparation of income tax returns in federal and state jurisdictions, we assert certain tax positions based on its understanding and interpretation of income tax laws. The taxing authorities may challenge these positions, and the resolution of the matters could result in recognition of income tax expense in our consolidated financial statements. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns.

The Company uses the “more likely than not” criterion for recognizing the income tax benefit of uncertain income tax positions and to establish measurement criteria for income tax benefits. The Company has evaluated the impact of its tax positions and believes its income tax filing positions and deductions will be sustained upon examination.

Stock-Based Compensation

We adopted the fair value recognition provisions of Accounting Standards Codification No. 718, “Share-Based Payment” (“ASC 718”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

We estimate the fair value of stock options granted using the Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility and the expected option term. For employees, the expected term is calculated using the plain vanilla formula as there is not sufficient historical information to provide a clear basis for a different calculation. Expected volatility was calculated based on similar publicly traded companies which operate in the same industry.

The risk-free interest rate is based on the yield from U.S. treasury zero-coupon bonds with an equivalent term.

Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period, using the treasury stock method. Any anti-dilutive effect of equity awards outstanding is not included in the computation of diluted net income per share.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of our wholly owned subsidiaries in Isreal, U.K. and France are the New Israeli Shekel, Pound Sterling and Euro, respectively. Accordingly, asset and liability accounts of the subsidiaries are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the consolidated balance sheet.

Comprehensive Loss

We are required to report all components of comprehensive loss, including net loss, in the financial statements in the period in which they are recognized. Comprehensive gain or loss is defined as a change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from non-owner sources. Our currency translation adjustment is the components of other comprehensive income (loss) that is excluded from the reported net income (loss) for all periods presented.

Recently Accounting Pronouncements and SEC Rules

See Note 3 to our Consolidated Financial Statements included elsewhere in this Form 10-K for recently adopted accounting pronouncements and SEC rules and recently issued accounting pronouncements not yet adopted as of the date of this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Item 8. Financial Statements and Supplementary Data.

See “Index to Consolidated Financial Statements” which appears on page F-1 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Our Bond, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Our Bond, Inc and subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and statements of cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As discussed in note 4 to the financial statements, the Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Auditing management’s evaluation of agreements with customers involves significant judgment, given the fact that some agreements require management’s evaluation and allocation of the standalone transaction prices to the performance obligations. To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management’s assessment in relationship to the relevant agreements.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2025.

The Woodlands, TX

March 31, 2026

OUR BOND INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except per share and share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$599	$726
Accounts receivable	1,592	2,232
Prepaid expenses and other current assets	224	435
Total current assets	2,415	3,393
Property and equipment, net	86	105
Total assets	$2,501	$3,498

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,588	$2,590
Deferred revenue, current	562	776
Related party loan	765	1,870
Current portion of long-term debt	1,555	—
Accrued and other current liabilities	2,648	1,967
Total current liabilities	8,118	7,203
Long-term debt, net of current portion	5,657	12,808
Total liabilities	13,775	20,011

Commitments and contingencies (Note 16)

Mezzanine Equity
Convertible Preferred Stock, $0.0001 par value; 1,561,892 shares and 0 shares authorized, at December 31, 2025 and December 31, 2024, respectively, 1,237,717 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024 respectively	11,389	—
Stockholders’ deficit
Series preferred stock, $0.0001 par value; 148,438,108 shares and 88,400,879 shares authorized, at December 31, 2025 and 2024, respectively, 17,494,820 and 26,560,266 shares issued and outstanding as of December 31, 2025 and 2024 respectively	2	3
Common stock, $0.0001 par value; 250,000,000 and 112,000,000 shares authorized at December 31, 2025 and 2024, respectively; 13,896,400 and 2,963,695 shares issued and outstanding as of December 31, 2025 and 2024 respectively	1	1
Additional paid in capital	116,556	111,509
Accumulated other comprehensive income	(70)	44
Accumulated deficit	(139,152)	(128,070)
Total stockholders’ deficit	(22,663)	(16,513)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$2,501	$3,498

The accompanying notes are an integral part of these consolidated financial statements.

OUR BOND INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share data)

	Years Ended December 31,
	2025	2024

Revenue	$9,972	$9,736
Cost of revenues	9,406	9,027
Gross profit	566	709
Operating expenses
Research and development	2,526	2,713
General and administrative	5,971	6,162
Sales and marketing	1,321	1,417
Total operating expenses	9,818	10,292
Loss from operations	(9,252)	(9,583)
Other income (expense), net:
Financial expense, net	(1,262)	(1,340)
Income before income taxes	(10,514)	(10,923)
Income tax expense	35	94
Net income (loss)	$(10,549)	$(11,017)

Net loss per share – basic and diluted	$(2.23)	$(3.75)

Weighted average number of common shares outstanding – basic and diluted	4,969	2,938

The accompanying notes are an integral part of these consolidated financial statements.

F-4

OUR BOND INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands)

	Years Ended December 31,
	2025	2024

Net income (loss)	$(10,549)	$(11,017)
Foreign currency translation adjustments, net of tax	(114)	(32)
Comprehensive loss	$(10,663)	$(11,049)

The accompanying notes are an integral part of these consolidated financial statements.

OUR BOND INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Stockholders’ Deficit								Mezzanine Equity
	Series Preferred Stock		Common Stock Voting		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit	Series Preferred Stock
(U.S. dollars in thousands)	Shares	Amount	Shares	Amount					Shares	Amount
Balance as of December 31, 2023	22,459,576	$3	2,923,915	$1	$103,292	$76	$(117,053)	$(13,681)	—	—
Stock based compensation related to options granted to employees and non-employees	—	—	—	—	961	—	—	961	—	—
Exercise of options and vesting of early exercise	—	—	39,780	*—	—	—	—	*—	—	—
Issuance of Series B preferred stock	2,050,896	*—	—	—	3,000	—	—	3,000	—	—
Issuance of Series CF-1 preferred stock	2,049,794	*—	—	—	4,256	—	—	4,256
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(32)	—	(32)	—	—
Net loss	—	—	—	—	—	—	(11,017)	(11,017)	—	—
Balance as of December 31, 2024	26,560,266	$3	2,963,695	$1	$111,509	$44	$(128,070)	$(16,513)	—	—
Stock based compensation related to options granted to employees and non-employees	—	—	—	—	615	—	—	615	—	—
Exercise of options and vesting of early exercise	—	—	891	*—	*—	—	—	*—		—
Issuance of common shares for service	—	—	229,650	*—	533	—	—	533	—	—
Issuance of Series CF preferred stock	1,318,671	—	—	—	2,753	—	—	2,753	—	—
Issuance of Series C convertible preferred stock- net of issuance costs	—	—	—	—	—	—	—	—	329,671	2,746
Issuance of Series D convertible preferred stock- net of issuance costs	—	—	—	—	—	—	—	—	225,276	1,815
Issuance of Series F preferred stock	10,000	*—	(3,334)	*—	—	—	—	—	—	—
Issuance of Series CF-2 Preferred Stock	212,033	—	—	—	762	—	—	762	—	—
Issuance of Series E Preferred Stock	—	—	—	—	—	—	—	—	682,770	6,828
Conversion of B-2 Preferred Stock into Common Stock	(7,025,651)	(1)	7,025,651	*—	—	—	—	(1)
Conversion of CF-1 and CF2 Preferred Stock into Common Stock non-voting	(3,580,499)	*—	3,580,499	*—	—	—	—	—
Common Stock Dividend	—	—	99,348	*—	384	—	(384)	—
Cash Dividend	—	—	—	—	—	—	(149)	(149)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(114)	—	(114)	—	—
Net income	—	—	—	—	—	—	(10,549)	(10,549)	—	—
Balance as of December 31, 2025	17,494,820	$2	13,896,400	$1	$116,556	$(70)	$(139,152)	$(22,663)	1,237,717	11,389

*	)Represents less than $1

The accompanying notes are an integral part of these consolidated financial statements.

OUR BOND INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,549)	$(11,017)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Stock-based compensation	615	961
Depreciation	53	58
Common stock issued for legal and other services	533	—
Interest related to Convertible Promissory Notes and Loan Facility	1,247	1,506
Changes in operating assets and liabilities:
Accounts receivable	639	770
Other accounts receivable and prepaid expenses	105	(303)
Accounts payable	(110)	(729)
Deferred revenue	(214)	497
Accrued and other current liabilities	759	100
Net cash flows used in operating activities	(6,922)	(8,157)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and sell of property and equipment	(34)	(62)
Net cash flows used in by investing activities	(34)	(62)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	451	1,195
Payments as part of related party loans	(1,605)	(910)
Issuance of Series B-1 Preferred Stock	—	3,000
Issuance of Series CF-1 Preferred Stock	2,799	4,352
Issuance of Series CF-1 Preferred Stock fundraising fees	(46)	(97)
Issuance of Series CF-2 Preferred Stock	819	—
Issuance of Series CF-2 Preferred Stock fundraising fees	(57)	—
Issuance of Series C convertible preferred stock	3,000	—
Issuance of Series C convertible preferred stock - issuance costs	(254)	—
Issuance of Series D convertible preferred stock	2,050	—
Issuance of Series D convertible preferred stock - issuance costs	(126)	—
Cash dividends paid	(88)	—
Net cash flows provided by financing activities	6,943	7,540
Effect of exchange rate on cash	(114)	(32)
Change in cash, cash equivalents and restricted cash	(127)	(711)
Cash, cash equivalents, and restricted cash beginning of period	726	1,437
Cash, cash equivalents, and restricted cash end of period	$599	$726

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$119	$48
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Conversion of Loan Facility to convertible E Preferred Stocks	$6,828	—
Common Stock Dividend	$384	—

The accompanying notes are an integral part of these consolidated financial statements.

OUR BOND INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations

Headquartered in New York, NY, Our Bond Inc. (the “Company” or “Bond”) was originally formed in Delaware on April 11, 2017 under the name TG-17, LLC. In 2018, the Company converted its legal structure to a corporation and changed its name to TG-17, Inc. In February 2026, the Company changed its name to Our Bond Inc. The Company and its subsidiaries provide command center and personal security agent services to U.S.-based clients and worldwide.

Effective September 16, 2025, the Company reincorporated from the State of Delaware to the State of Nevada pursuant to a plan of conversion approved by its board of directors and stockholders. The reincorporation did not result in any change to the Company’s name, business operations, management, assets, liabilities, or financial statements, other than the Company now being governed by Nevada law.

The Company developed a new tier of preventative personal security platform enabled by artificial intelligence combined with security personnel agents who are available 24/7 through the Bond Personal Security phone application.

Note 2 – Basis of Presentation

These consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. Certain amounts reported in the prior year financial statements have been reclassified to conform to the current year presentation. These changes in presentation do not affect previously reported results.

The accompanying financial statements have been prepared on a going concern basis. However, the Company has incurred recurring losses and negative operating cash flows, and its current liabilities exceed its current assets as of December 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management is pursuing several strategies to mitigate these conditions, including capital raising, and believes that these actions will provide the necessary liquidity for at least the next twelve months. Nevertheless, there can be no assurance that such plans will be successfully implemented or yield the intended financial benefits.

Accordingly, there is a material uncertainty that may cast significant doubt on the Company’s ability to continue as a going concern, and therefore it may be unable to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

OUR BOND INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On an on-going basis, we evaluate our estimates, including those related to accounts receivable, cash equivalents and marketable securities, income taxes, litigation, non-marketable equity securities, other contingencies, property, plant, and equipment, revenue recognition, and stock-based compensation. The Company bases its estimates on historical experience, known trends, and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts, and experience. Changes in estimates are recorded prospectively in the period in which they become known. Actual results could significantly differ from those estimates.

Functional Currency in U.S. Dollars

The functional currency of the Company is the U.S. dollar, as the U.S. dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future.

The transactions and balances of the Company denominated in U.S. dollars (“dollars”) are presented at their original amounts. Non-dollar transactions and balances have been re measured to U.S. dollars in thousands in accordance with Accounting Standards Codification No. 830, “Foreign Currency Matters” (“ASC 830”). Accordingly, amounts in currencies other than U.S. dollars have been translated as follows:

Monetary balances - at the exchange rate in effect on the balance sheet date.

Non-monetary balances - at the historical rate in effect as of the date of recognition of the transaction.

Costs - at the exchange rate in effect as of the date of recognition of the transaction.

All transaction exchange gains and losses from the remeasurement mentioned above are reflected in the statement of operations in financial income, net

Note 3 – Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. For all other entities, the standard is effective for annual periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) a new accounting standard requiring disclosures of certain additional expense information on an annual and interim basis, including, among other items, the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each income statement expense caption, as applicable. We expect to adopt this standard in our fiscal year 2027 annual report. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements other than additional disclosures.

OUR BOND INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Significant Accounting Policies

Risks and Uncertainties

Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company believes that the quality of financial instruments minimizes the exposure to concentration of credit risk. The Company holds cash, cash equivalents, and restricted cash at several major financial institutions, which may exceed insurance limits set by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not historically experienced any losses due to such concentration of credit risk.

The Company has no significant off-balance sheet risk, such as foreign exchange contracts, options contracts, or other hedging arrangements.

The Company believes its credit policies are prudent and reflect normal industry terms and business risk. The Company’s exposure to credit risk for accounts receivable is indicated by the carrying value of its accounts receivable. The Company does not require customers to provide collateral to support accounts receivable. If deemed necessary, credit reviews of significant customers may be performed prior to extending credit. The determination of a customer’s ability to pay requires judgment, and failure to collect from a customer can adversely affect revenue, cash, and net earnings. Expected credit losses for uncollectible receivable balances consider both current conditions and reasonable and supportable forecasts of future conditions. Current conditions considered include predefined aging criteria, as well as specified events that indicate the balance due is not collectible. Reasonable and supportable forecasts used in determining the probability of future collections consider publicly available macroeconomic data and whether future credit losses are expected to differ from historical losses. The Company currently does not have an allowance for credit losses and expects to collect the full balance of accounts receivable.

Customer Concentration

Revenue from significant customers, meaning those representing 10% or more of total revenue, was composed of two customers accounting for 51% and 19% of the Company’s revenue for the year ended December 31, 2025. One customer accounted for 63% of the Company’s revenue for the year ended December 31, 2024. Accounts receivable from significant customers, those representing 10% or more of the total accounts receivable, was composed of two customers accounting for 52% and 31% of the Company’s accounts receivable balance as of December 31, 2025. One customer accounted for 69% of the Company’s accounts receivable balance as of December 31, 2024.

Other Risks and Uncertainties

The Company is subject to certain other risks and uncertainties, including, but not limited to, changes in any of the following areas that the Company believes could have a material adverse effect on its future financial position or results of operations: the Company’s ability to advance the development its products; market acceptance of its products; competition from other companies with greater financial resources or expertise; protection of intellectual property; litigation or claims brought by or made against the Company relating to intellectual property or other factors; and its ability to attract and retain employees necessary to support its growth.

OUR BOND INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s business and operations may be affected by worldwide economic conditions, which may continue to be impacted by global macroeconomic challenges, such as the effects of the uncertainty in the financial markets, including disruptions in the banking industry and inflationary trends.

Revenue recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, which provides a five-step framework through which revenue is recognized when control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that the Company concludes are within the scope of ASC 606, management performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract(s); (iii) determines the transaction price, including whether there are any constraints on variable consideration; (iv) allocates the transaction price to the performance obligations; and (v) recognizes revenue when (or as) the Company satisfies a performance obligation.

The Company provides comprehensive security solutions. The company’s flagship offering is a cloud-based Software-as-a-Service (SaaS) that delivers a preventative personal security solution platform. Additionally, the Company offers comprehensive and customized services designed to protect clients. These services include, but not limited to, on/off premise guards, assets protection, threat assessments and monitoring and other tailored made security services. Revenue is recognized either over time or at a point in time, depending on the nature of each customer’s agreement. For its subscription-based SaaS solution through the Company’s platform, revenue is typically recognized over time as services are delivered. In contrast, for performance obligations related to the services described above, we generally satisfy our obligations as each action to provide the service to the customer occurs. Because the customers simultaneously receive and consume the benefits from our services, these performance obligations are deemed to be satisfied at a point of time.

We group the above services offerings into one broad category which generates all of Company’s revenue through, primarily, the following sales:

● B2B (or B2G): selling to private or public institutions who use the services in order to protect their people (employees, students, residents, etc.).

● B2B2C: selling through or to corporations so they can sell/subsidize/gift Bond services for their own consumers.

● DTC: selling directly to consumers.

The Company combines and accounts for multiple contracts as a single contract when they are negotiated together with the same customer at or near the same time in order to achieve a single commercial objective, or when the contracts are related in other ways.

Transaction price may be comprised of fixed consideration and variable consideration. The Company’s contracts are typically for fixed consideration.

For all contracts with customers that have more than one performance obligation, the Company allocates the transaction price to each separate performance obligation based on the relative SSP of each performance obligation. The SSP is typically the price at which the Company sells service separately to a customer. The best evidence of an SSP, if available, is the observable price charged in similar circumstances and to similar customers. If an SSP is not directly observable, the Company estimates SSP using various observable inputs including historical internal pricing data and cost-plus expected margin analysis due to the limited standalone sales history.

OUR BOND INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Customers engaging in a business-to-business (B2B) arrangement are not entitled to any refunds and remain contractually obligated for the entire duration specified in the agreement. In DTC offering, if a customer does not wish to continue being charged on a recurring monthly or annual basis, they can cancel the applicable paid service before the end of the current billing term and the member will receive a prorated refund for the unused portion of the subscription.

Cash and Cash Equivalents

Cash equivalents include short-term highly liquid investments that are readily convertible to cash when originally purchased with maturities of three months or less.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, restricted cash and short-term deposit, other accounts receivable, trade payables, other accounts payable and accrued expenses approximate their fair values due to the short-term maturities of such instruments. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820, “Fair Value Measurements and Disclosures” establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

●	Level 1 inputs are quoted prices in active markets for identical assets and liabilities;

●	Level 2 inputs, inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

●	Level 3 unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Accounts Receivable

The Company has trade receivables which are recorded at the invoiced amount and do not bear interest. The Company evaluates the collectability of accounts receivable on a regular basis based on economic assessment of market conditions and review of customer financial history. The Company have a history of 100% collection and there was no allowance for credit losses recorded as of December 31, 2025 and 2024.

OUR BOND INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment, Net

Property and equipment are recorded at cost, net of accumulated depreciation. Expenditures for major additions and improvements to property and equipment are capitalized and repairs and maintenance costs are expensed as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the respective accounts and any related gain or loss are included in loss from operations in the period of disposal.

Property and equipment are depreciated using the straight-line method over the estimated useful lives of the property and equipment as follows:

Asset Category	Useful Life (Years)
Computer equipment	3
Furniture and fixtures	14
Electronic equipment	3 – 7
Leasehold improvements	Lesser of estimated useful life or remaining lease term

Estimated useful lives are periodically assessed to determine if changes are appropriate.

Leases

The Company determines if an arrangement is or contains a lease at inception. Operating leases with lease terms of more than 12 months are included in operating lease assets, accrued and other current liabilities, and long-term operating lease liabilities on our consolidated balance sheet. Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments over the lease term.

Operating lease assets and liabilities are recognized based on the present value of the remaining lease payments discounted using our incremental borrowing rate. Operating lease assets also include initial direct costs incurred and prepaid lease payments, minus any lease incentives. Our lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets, including property and equipment and right-of-use assets, for indicators of impairment. If events or changes in circumstances indicate impairment, the Company measures recoverability by a comparison of the asset’s carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. When quoted market prices are not available, the Company uses the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset as an estimate of fair value. No impairment of long-lived assets was identified for the years ended December 31, 2025 and 2024.

OUR BOND INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Costs

Research and development costs are expensed in the period incurred. Research and development expenses primarily consist of costs incurred in performing research and development activities and include salaries, stock-based compensation, employee benefits, system qualification and testing incurred before releasing new system designs into production, depreciation and amortization, professional services fees, and facilities expenses.

The Company expenses software development costs before technological feasibility is reached. Technological feasibility is typically reached shortly before the release of such products and as a result, development costs that meet the criteria for capitalization were not material for the periods presented.

Severance Pay

All the Israeli Company’s employees elected to be included under Section 14 of the Israeli Severance Compensation Act, 1963 (“Section 14”). According to Section 14, these employees are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in their name with insurance companies. Payments in accordance with Section 14 release the Company from any future severance payments (under the above Israeli Severance Compensation Law) in respect of those employees. These deposits are not recorded as an asset in the Company’s balance sheet.

Income Taxes

The Company applies the provisions set forth in FASB ASC Topic 740, Income Taxes, to account for the uncertainty in income taxes. In the preparation of income tax returns in federal and state jurisdictions, the Company asserts certain tax positions based on its understanding and interpretation of income tax laws. The taxing authorities may challenge these positions, and the resolution of the matters could result in recognition of income tax expense in the Company’s consolidated financial statements. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns.

The Company uses the “more likely than not” criterion for recognizing the income tax benefit of uncertain income tax positions and to establish measurement criteria for income tax benefits. The Company has evaluated the impact of its tax positions and believes its income tax filing positions and deductions will be sustained upon examination. Accordingly, no reserves for uncertain income tax positions or related accruals for interest and penalties have been recorded as of December 31, 2024. In the event the Company should need to recognize interest and penalties related to unrecognized tax liabilities, this amount will be recorded as an accrued liability and an increase to income tax expense.

The Company’s net deferred income tax assets as of December 31, 2025, and December 31, 2024, were $27,630,000 and $25,090,000, respectively, which have been fully offset by a valuation allowance, as their realization is not reasonably assured. These deferred income tax assets consist primarily of net operating losses and R&D tax credits that may be carried forward to offset future income tax liabilities. The Company has federal and state net operating loss carryforwards of approximately $93,087,000 and $70,316,000, respectively, as of December 31, 2025. Federal net operating losses may be carried forward indefinitely. The state net operating loss carryforwards begin to expire in 2035. As of December 31, 2025, the Company also had federal research and development income tax credits of approximately $350,000. The federal tax credits may be carried forward until 2039.

Section 382 and 383 of the Code limits the annual use of net operating loss and income tax credit carryforwards, respectively. In addition, Section 382 further limits the use of net operating losses in certain situations where changes occur in the stock ownership of a company.

OUR BOND INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

If the Company should have an ownership change of more than 50% of the value of the Company’s capital stock, utilization of these net operating loss carryforwards could be restricted. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is subject to examination by the Internal Revenue Service, or IRS, and various state tax authorities. The Company remains subject to examination of its federal income tax returns and various state income tax returns for the periods since inception.

For tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and amortize research and development costs pursuant to IRC Section 174. Section 174 requires taxpayers to capitalize research and development costs and amortize them over 5 years for expenditures attributed to domestic research and 15 years for expenditures attributed to foreign research. During the year ended December 31, 2024, the Company capitalized research and development expenses under Section 174. Although Congress is considering legislation that would reinstate and extend Section 174 expensing for certain research and experimental expenditures, the possibility that this will happen is uncertain.

On July 4, 2025, H.R. 1, commonly referred to as the “One Big Beautiful Bill Act” (“OBBBA”) was signed into law, enacting significant changes to the U.S. federal tax code with various effective dates from 2025 to 2027. The OBBBA introduced several provisions that may affect our future financial results, including an elective deduction for domestic research expenditures, and reinstatement of elective 100% first-year bonus depreciation, among other provisions. The Company recognized the effects of the OBBBA provisions on our financial results to the extent they are applicable to the year ended December 31, 2025.

Stock-Based Compensation

The Company adopted the fair value recognition provisions of Accounting Standards Codification No. 718, “Share-Based Payment” (“ASC 718”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

The Company estimates the fair value of stock options granted using the Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility and the expected option term. For employees, the expected term is calculated using the plain vanilla formula as there is not sufficient historical information to provide a clear basis for a different calculation. Expected volatility was calculated based on similar publicly traded companies which operate in the same industry.

The risk-free interest rate is based on the yield from U.S. treasury zero-coupon bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

The fair value for options granted in 2025 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2025	2024
Risk-free interest	3.86%	4.57%
Dividend yields	0%	0%
Volatility	39.57-45.07%	45.09-45.81%
Expected option term (years)	5.00-6.65	5.00-6.12

OUR BOND INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period, using the treasury stock method. Any anti-dilutive effect of equity awards outstanding is not included in the computation of diluted net income per share.

Foreign Currency Translation and Transaction Gains and Losses

The functional currency of the Company’s wholly owned subsidiaries in Isreal, U.K. and France are the New Israeli Shekel, Pound Sterling and Euro, respectively. Accordingly, asset and liability accounts of the subsidiaries are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date and equity accounts are translated into U.S. dollars using historical rates. The revenues and expenses are translated using the average exchange rates in effect during the period, and gains and losses from foreign currency translation adjustments are included as a component of accumulated other comprehensive income in the consolidated balance sheet. Foreign currency translation adjustments are recorded in other comprehensive loss in the consolidated statements of operations and comprehensive loss and were $114 and $32 during the years ended December 31, 2025 and 2024, respectively.

Foreign currency transaction gains and losses are included in financial expense, net, in the consolidated statements of operations and comprehensive loss and were not material during the years ended December 31, 2025 and 2024.

Comprehensive Loss

The Company is required to report all components of comprehensive loss, including net loss, in the financial statements in the period in which they are recognized. Comprehensive gain or loss is defined as a change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from non-owner sources. The Company’s currency translation adjustment is the components of other comprehensive income (loss) that is excluded from the reported net income (loss) for all periods presented.

Note 5 – Revenue

Disaggregation of Revenue

The Company recognizes revenue classified in services and other either at a point in time or over time. Revenue by point in time and over time was as follows (in thousands):

	Years Ended December 31,
	2025	2024
SaaS revenue recognized over time	$1,528	$1,432
Services and other revenue recognized point in time	8,444	8,304
Total revenue	$9,972	$9,736

OUR BOND INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The deferred revenue balance represents payments received for performance obligations not yet satisfied. The following table shows the changes in deferred revenue during the years ended December 31, 2025, and 2024 respectively (in thousands):

	Years Ended December 31,
	2025	2024
Balance at beginning of period	$776	$279
Deferred revenue additions during period	1,094	1,326
Revenue recognized during period	(1,308)	(829)
Balance at end of period	$562	$776

Revenue recognized during the year ended December 31, 2025 that was included in deferred revenue as of December 31, 2024 was $698. Revenue recognized during the year ended December 31, 2024 that was included in deferred revenue as of December 31, 2023 was $279.

Revenue allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, will be recognized within one year or less.

Note 6 – Segment and Geographical Information

The Company’s security solutions are substantially similar in nature and as a result the Company operates as one operating and reportable segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources. The CODM evaluates performance based on income (loss) from operations, which is calculated as revenues less cost of sales and operating expenses. This measure excludes interest income (expense), other income (expense) and income taxes. The CODM reviews income (loss) from operations on a monthly basis to assess the Company’s ability to generate earnings from its core activities and to monitor operating efficiency. This analysis includes comparisons of current results to budgeted amounts, prior periods and internal forecasts. Based on these evaluations, the CODM determines whether to adjust operating plans, modify pricing strategies, implement cost-control initiatives or adjust resource levels in specific functional areas. In addition, the CODM uses income (loss) from operations to make decisions about the allocation of resources, including approving capital expenditures, prioritizing research and development initiatives, adjusting headcount in specific departments and determining marketing spend. The CODM also considers this measure when evaluating the performance of the management team and establishing annual incentive compensation targets. Income/loss from operations is the Company’s primary measure of profit or loss, and all costs and expenses categories on the Company’s consolidated statement of operations, as well as stock-based compensation, depreciation and amortization expenses, are significant. Refer to Note 12 for additional information about the Company’s stock-based compensation expense.

Revenue by geographic area is designated based upon the billing location of the customer as follows (in thousands):

	Years Ended December 31,
	2025	2024
United States	$9,924	$9,736
Isreal	34	—
France	14	—
Total property and equipment	$9,972	$9,736

OUR BOND INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment by geographic areas was as follows (in thousands):

	Years Ended December 31,
	2025	2024
United States	$18	$29
Isreal	68	76
Total property and equipment	$86	$105

Note 7 – Earnings Per Share

Basic net loss per share is computed by dividing reported net loss by the weighted-average number of common shares outstanding for the reported period. In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be antidilutive. Since the Company was in a net loss for all periods presented in these consolidated financial statements, diluted net loss per share was the same as basic net loss per share.

	Years Ended December 31,
	2025	2024
Numerator:	(in thousands, except per share data)
Net loss attributable to common stockholders	$(10,549)	$(11,017)
Less: preferred dividends	(533)	—
Net loss attributable to common shareholders	(11,082)	(11,017)
Denominator:
Weighted-average common shares outstanding	4,969	2,938

Net loss per common share	$(2.23)	$(3.75)

The following potential common share equivalents were excluded from the calculation of diluted net income per share in FY 2025 because their effect would have been anti-dilutive in the period presented (in thousands):

	Years Ended December 31,
	2025	2024
Convertible preferred stock	20,782	26,560
Common Stock Warrants	26,421	—
Preferred Stock Warrants	247	247
Stock options	7,337	5,027
Total potential common stock excluded from net loss per share	54,787	31,834

Note 8 – Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024
Prepaid expenses	$37	$20
Receivables for Investment	—	312
Other current assets	187	103
Total prepaid expenses and other current assets	$224	$435

OUR BOND INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment, net consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024
Computers and peripheral equipment	$411	$377
Office furniture and equipment	46	46
Electronic equipment	290	290
Leasehold improvements	18	18
	765	731
Less: accumulated depreciation	(679)	(626)
Total property and equipment, net	$86	$105

Depreciation expenses for the years ended December 31, 2025 and 2024 amounted to $53 and $58, respectively.

Accrued and other current liabilities was composed of the following (in thousands):

	Years Ended December 31,
	2025	2024
Employee and related accruals	$822	$627
Accrued expenses	1,686	1,271
Dividends payable	61	-
Other	79	69
Total accrued and other current liabilities	$2,648	$1,967

Note 9 – Loan

In June 2019 the Company entered into Loan and Security agreement (the “Loan Facility”) in the amount of $9,999. The principal amount outstanding under each Advance shall accrue at the following rate per annum rate equal to the greater of six and one-half percentage points (6.50%) above the Prime Rate of 12.00%, which interest shall be payable monthly. Immediately upon the occurrence and during the continuance of an event of default as defined in the contract, the Obligations shall bear interest at a rate per annum which is four percentage points (4.0%) above the rate that is otherwise applicable thereto. Additionality, concurrently with the grant of the loan, the Company issued warrants to 1,872,993 shares of preference Series A, per value 0.0001$ per share, and exercise price of 0.2803$ per share. The Warrants expiration date was settled as the earlier of (1) the date that is ten (10) years after the original Issue Date, (2) the Initial Public Offering and (3) a Liquid Acquisition.

In January 2021 the Loan Facility agreement was amended (“First Amendment”) to restructure the payments due on February 2021 to be deferred until May 1, 2021, at which time such deferred payments shall be due in full. In June 2021 the Loan Facility agreement and First Amendment (collectively, the “Loan Facility”) were further amended (“Second Amendment”) to restructure the payments due on May 2021 to January 2022 (collectively, the “Deferred Payments”). Company shall repay Deferred Payments including principal amount in twenty-two (22) consecutive equal monthly payments as to the first $5,000 advance and twenty-five (25) consecutive equal monthly payments as to the second $5,000 advance.

OUR BOND INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In years 2022-2024 the Loan Facility agreement was further amended to restructure the payments due on January 2022 to December 2024.The forbearance period was extended until the earlier of December 31, 2025 and Company’s closing of an equity financing of at least $20,000 where all Deferred Payments including principal shall be repay in twenty-two (22) consecutive equal monthly payments as to the first $5,000 advance and twenty-five (25) consecutive equal monthly payments as to the second $5,000 advance.

In November 2023, a total of $3,152 from the loan were converted into 6,466,194 Series B-1 Preferred Stock of $ 0.0001 par value as part of Series B Preferred Stock Purchase Agreement. Additionally, the warrants mentioned above were cancelled and replaced by a new 741,435 Series B-1 warrant, per value 0.0001$ per share, and exercise price of 0.4875$ per share. The Series B-1 Warrants shall be convertible, at the option of the holder, at any time after the date on which such warrant was issued by the Company, into such number of fully paid and non-assessable Common Stock as is determined by dividing the value of the warrant.

On August 6, 2025, the Company entered into a Securities Purchase and Conversion Agreement. Pursuant to the Agreement, the Company converted 50% of its outstanding loan obligations, totaling approximately $6.8 million, into 682,770 shares of its Series E Convertible Preferred Stock (“Series E Preferred”), stated value $10.00 per share. As the fair value of the Series E Preferred Stock issued approximated the carrying value of the debt extinguished, no gain or loss was recognized. The Series E Preferred is convertible into shares of the Company’s common stock and accrues dividends on the stated value thereof at the same rate as the original loan. Dividends are payable, at the Company’s election, in cash or shares of common stock. The initial conversion price for the Series E Preferred is $4.62 per share. Upon the holder of the Company’s Series C Preferred Stock receiving a return of capital in the minimum amount of $8,000,000, the conversion price for the Series E Preferred will adjust to $3.75 per share. Concurrently with the Securities Purchase and Conversion Agreement, the Company entered into a Waiver and Twenty-seventh Amendment to Loan and Security Agreement (the “Amendment”) with the holder of its senior secured debt. Under the Amendment, the remaining approximately $6.8 million in loan obligations are subject to a modified repayment schedule. Upon the earlier of: (i) the Company closing one or more equity financings yielding an aggregate amount of net cash proceeds of at least $20,000,000; or (ii) June 30, 2026, the Company shall make twenty-four (24) consecutive equal monthly installments of principal and interest based on a thirty-six (36) month amortization period, with the balance of the obligation due and payable on the 25th month. See also notes 11 and 15.

The total interest expenses and accrued interest for the year ended December 31, 2025 were $1,231 and $384, respectively, and as for year ended December 31, 2024, were $1,505 and $2,808, respectively. Any unpaid interest was accrued as part of the loan.

OUR BOND INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Related Party

Since the company’s establishment, the company’s founder and CEO has also been the largest investor who participated - either directly or through entities under his control - in all funding rounds in a total amount of approximately $44.67 million.

In 2023, the Company entered into Unsecured Convertible Revolving Promissory Note (the “Note”) with its main shareholder in the amount of up to $3,000. At any time, the Noteholder may, in its sole discretion, lend to the Company from time to time until the first-year anniversary of the Effective Date such amounts as may be requested by the Company in accordance with the terms and conditions of this Note. The principal amount outstanding under this Note from time to time shall bear interest at a rate per annum equal to the Applicable Federal Rate. During 2025, Company received a total of $451 and repaid $1,605 from the outstanding balance. During 2024, Company received a total of $1,110 and repaid $910 from the outstanding balance. As of December 31, 2025 and 2024, the Revolving Promissory Note outstanding balance was $765 and $1,870, respectively.

The total interest expenses recorded in 2025 and 2024 were $48 and $85, respectively.

Note 11 – Preferred Stock and Common Stock

Stock reverse split

On September 19, 2025, the Company effected a 1-for-3 reverse stock split (the “Reverse Stock Split”), pursuant to which every three shares of the Company’s issued and outstanding common stock were combined into one share of common stock. The par value per share of the common stock remained unchanged at $0.0001. The total number of issued and outstanding shares of common stock was reduced proportionately, and the number of issued preferred shares, warrants, and stock options were adjusted on the same basis. The Reverse Stock Split did not affect the Company’s total stockholders’ deficit and the number of authorized shares remained unchanged. All share amounts have been retroactively adjusted, as if the Reverse Stock Split had occurred at the beginning of all periods presented.

Composition of stock capital

The stock capital of the Company as of December 31, 2025 and 2024 is comprised of stock of $ 0.0001 par value each, as follows:

	December 31, 2025		December 31, 2024
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
Common stock
Common stock voting	200,000,000	10,315,901	112,000,000	2,963,695
Common stock non-voting	50,000,000	3,580,499	—	—
Total common stock	250,000,000	13,896,400	112,000,000	2,963,695
Preferred stock
Series B-1 preferred stock	25,356,256	8,204,944	25,356,256	8,204,944
Series B-2 preferred stock	27,463,149	2,128,737	27,463,149	9,154,388
Series B-3 preferred stock	21,453,390	7,151,139	21,453,390	7,151,139
Series CF-1 preferred stock	14,128,084	—	14,128,084	2,049,795
Series CF-2 preferred stock	2,900,000	—	—	—
Series F preferred stock	10,000	10,000	—	—
Non-designated preferred stock	57,127,229	—	—	—
Total preferred stock	148,438,108	17,494,820	88,400,879	26,560,266

OUR BOND INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

Common Stock confer upon their holders the right, among others, to participate and vote in the Company’s stockholders meeting, participation in the Company’s distributable earnings and participation in the distribution of the Company’s assets upon its liquidation. The stockholders’ liability is limited to the redemption of the par value of their stock.

Preferred Stock

Preferred stock has been designated into several classes, consisting of Series B-1 Preferred Stock, Series B-2 Preferred Stock, Series B-3 Preferred Stock, Series CF-1 Preferred Stock, Series CF-2 Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock.

The Series C Preferred Stock and the Series D Preferred Stock are not mandatorily redeemable; however, they are contingently redeemable upon the occurrence of certain events that are not solely within the control of the Company. Accordingly, they are classified as temporary equity (mezzanine equity) in the Company’s consolidated balance sheets.

Series B-1, B-2, and B-3 Preferred Stock

Voting rights:

The holders of Series B Preferred Stock are entitled to one vote for each share of Common stock on an as-converted basis and shall vote together, along with holders of other Preferred Stock entitled to vote thereon with the holders of Common Stock as a single class. The holders of the Series B Preferred stock shall be entitled to vote on all matters on which holders of Common stock are entitled to vote.

Conversion:

Each share of Series B Preferred Stock shall be convertible, at the option of the holder, at any time after the date on which such stock was issued by the Company, into such number of fully paid and non-assessable Common Stock as is determined by dividing the applicable original issuance price by the applicable conversion price in effect at the time of conversion. Each share of Series B Preferred Stock shall automatically be converted into Common Stock immediately upon the earlier of (i) the closing of a Qualified IPO (as such term is defined in the applicable certificate of designation), as such or (ii) written consent or agreement of the majority of the outstanding shares of Preferred Stock voting together on an as-converted to Common Stock basis that are entitled to vote on such matter. In the event that the Company issues any new securities, for a consideration per share lower than the applicable conversion price of the applicable Series B Preferred Stock, the applicable conversion price for the applicable Series B Preferred Stock shall be readjusted to reflect the lower consideration paid for the applicable Series B Preferred Stock as set forth in the applicable certificate of designation.

OUR BOND INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Liquidation preference:

The Company’s Series B Preferred Stock is entitled to a non-participating liquidation preference. In the event of any liquidation, dissolution or winding up of the Company, assets or proceeds shall be distributed as follows: (i) the holders of Series B-1 Preferred Stock and Series B-2 Preferred Stock (along with holders of Series CF Preferred Stock on a pari passu basis) shall be paid before any payment is paid to the remaining stockholders (other than holders of Series C Preferred Stock), of an amount per share equal to two (2) times their original issue price and any unpaid dividend and subsequently (ii) the holders of Series B-3 Preferred Stock shall be paid before any payment is paid to holders of Common Stock and Series F Preferred Stock, of an amount per share equal to two (2) times their original issue price and any unpaid dividend.

Series CF-1 and CF-2 Preferred Stock

Voting rights:

The holders of Series CF Preferred Stock are not entitled to any voting rights.

Conversion:

Each share of Series CF Preferred Stock shall be convertible, at the option of the holder, at any time after the date on which such stock was issued by the Company, into such number of fully paid and non-assessable shares of Non-Voting Common Stock as is determined by terms of the applicable certificates of designation. Each share of Series CF Preferred Stock shall automatically be converted into Non-Voting Common Stock immediately upon the earlier of (i) the closing of a Qualified IPO (as such term is defined in our applicable certificate of designation), or (ii) written consent or agreement of the majority of the outstanding shares of Preferred Stock voting together on an as-converted to Common Stock basis that are entitled to vote on such matter. All Non-Voting Common Stock, issued or issuable upon the conversion of Series CF-1 Preferred Stock and Series CF-2 Preferred Stock, will automatically convert to Common Stock concurrently with the listing of the Company on the Nasdaq Stock Exchange.

Liquidation preference:

The Company’s Series CF Preferred Stock are entitled to a non-participating liquidation preference. In the event of any liquidation, dissolution or winding up of the Company, assets or proceeds shall be distributed as follows: (i) the holders of Series CF Preferred Stock (along with holders of Series B-1 Preferred Stock and Series B-2 Preferred Stock on a pari passu basis) shall be paid before any payment is paid to the remaining stockholders (other than holders of Series C Preferred Stock), of an amount per share equal to two (2) times their original issue price and any unpaid dividend.

Series C Preferred Stock

Voting rights:

The holders of Series C Preferred Stock shall have no voting rights, except as required by law and as expressly provided in the certificate of designation.

Conversion:

Shares of Series C Preferred Stock have a stated value of $10.00 per shares and are convertible to the common stock at a price of $2.0265 per share of common stock. Conversions of Series C Preferred Stock are limited such that no conversion will be allowed to the extent that, immediately following the conversion, the holder, its affiliates or any other person acting as a group, would beneficially own in excess of 9.99% of the Company’s issued and outstanding common stock

OUR BOND INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Liquidation preference:

The holders of Series C Preferred Stock are entitled to a non-participating liquidation preference. In the event of any liquidation, dissolution or winding up of the Company, assets or proceeds shall be distributed to the holders of Series C Preferred Stock first who shall be paid before any payment is paid to the remaining stockholders, of an amount per share equal to the greater of (i) 200% of stated value (as defined therein) or (ii) the amount the holder would receive if such holder converted such Series C Preferred Stock into Common Stock immediately prior to the date of such payment.

Dividends:

Holders of Series C Preferred Stock are entitled to dividends payable on the stated value thereof, commencing from on the issuance date, at an annual rate of 8%, payable monthly in arrears on the stated value.

Series D Preferred Stock

Voting rights:

The holders of Series D Preferred Stock shall have no voting rights, except as required by law and as expressly provided in the certificate of designation.

Conversion:

Shares of Series D Preferred Stock have a stated value of $10.00 per shares and are convertible to the common stock at a price of $12.35 per share of common stock. Conversions of Series C Preferred Stock are limited such that no conversion will be allowed to the extent that, immediately following the conversion, the holder, its affiliates or any other person acting as a group, would beneficially own in excess of 9.99% of the Company’s issued and outstanding common stock

Liquidation preference:

The holders of Series D Preferred Stock are entitled to a non-participating liquidation preference. In the event of any liquidation, dissolution or winding up of the Company, assets or proceeds shall be distributed to the holders of Series D Preferred Stock first who shall be paid before any payment is paid to the remaining stockholders, of an amount per share equal to the greater of (i) 200% of stated value (as defined therein) or (ii) the amount the holder would receive if such holder converted such Series D Preferred Stock into Common Stock immediately prior to the date of such payment.

OUR BOND INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Dividends:

Holders of Series D Preferred Stock are entitled to dividends payable on the stated value thereof, commencing from on the issuance date, at an annual rate of 8%, payable monthly in arrears on the stated value.

Series E Preferred Stock

Voting rights:

The holders of Series E Preferred Stock shall have no voting rights, except as required by law and as expressly provided in the certificate of designation.

Conversion:

Shares of Series E Preferred Stock have a stated value of $10.00 per share and are convertible into shares of common stock at a price per share of common stock of: (i) $4.62 per share, prior to the Ascent Minimum Recovery Date (as defined under the Series E certificate of designation), and (ii) $3.75 per share at all times after to the Ascent Minimum Recovery Date. The certificate of designation provides a limitation on conversion in the event the holder, its affiliates or any other person acting as a group, would beneficially own in excess of 9.99% of the Common Stock upon such conversion.

Liquidation preference:

The holders of Series E Preferred Stock are entitled to a non-participating liquidation preference. In the event of any liquidation, dissolution or winding up of the Company, assets or proceeds shall be distributed to the first to holders of Series E Preferred Stock on an equal basis with the holders of Series C Preferred Stock and Series D Preferred Stock.

Dividends:

Holders of Series E Preferred Stock are entitled to dividends payable on the stated value thereof, commencing from on the issuance date, at an annual rate of the greater of: (i) the prime rate, plus 6.5%, or (ii) 12%, payable monthly in arrears on the stated value. At the option of the company, dividends may be paid in cash or in shares of common stock valued at the conversion price.

OUR BOND INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Redemption requirements:

The Company will be required to redeem outstanding shares of Series E Preferred Stock in cash upon the occurrence of certain redemption triggering events defined in the certificate of designation as follows:

(a) Upon the Company’s receipt of a cumulative total of not less than $10 million in net proceeds from the issuance of new equity securities, the Company shall redeem outstanding shares of Series E Preferred Stock having $1 million in total stated value;

(b) Upon the Company’s receipt of a cumulative total of not less than $20 million in net proceeds from the issuance of new equity securities, the Company shall redeem additional outstanding shares of Series E Preferred Stock having $2 million in total stated value;

(c) Upon the Company’s receipt of a cumulative total of not less than $30 million in net proceeds from the issuance of new equity securities, the Company shall redeem additional outstanding shares of Series E Preferred Stock having $2 million in total stated value; and

(d) Upon the Company’s receipt of a cumulative total of not less than $40 million in net proceeds from the issuance of new equity securities, the Company shall redeem all remaining issued and outstanding shares of Series E Preferred Stock at the total stated value thereof.

Additionally, the Company, at its sole discretion, can redeem, in whole or in one or more parts, outstanding shares of Series E Preferred Stock in cash by payment to the holder of the stated value thereof, plus all accrued but unpaid dividends thereon.

Series F Preferred Stock

Voting rights:

The holders of Series F Preferred Stock are entitled to cast 40,000 votes for each one (1) share of Series F Preferred Stock and shall vote together, along with holders of other Preferred Stock entitled to vote thereon, with the holders of Common Stock as a single class. The holders of the Series F Preferred stock shall be entitled to vote on all matters on which holders of Common stock are entitled to vote.

Conversion:

Each share of Series F Preferred Stock shall be convertible, at the option of the holder, at any time after the date on which such stock was issued by the Company, into one (1) share of fully paid and non-assessable Common Stock.

Liquidation preference:

The Company’s Series F Preferred Stock are entitled to participate in any distribution out of the assets of the Company on an equal basis per share with the holders of the Common Stock. For the purposes of such distribution, holders of Series F Preferred Stock shall be treated as if all shares of Series F Preferred Stock had been converted to Common Stock immediately prior to the distribution.

OUR BOND INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Dividends

During the year ended December 31, 2025, the Company accrued dividends of $149 related to its Series C and Series D Preferred Stock. Of this amount, $88 thousand was paid in cash and $61 thousand remained accrued and unpaid as of December 31, 2025.

Issuance of Preferred Stock and Warrants

On November 2023, the Company entered into a Series B Preferred Stock Purchase Agreement (the “Series B SPA”) with new and existing investors. According to the Series B SPA, the Company issued 6,154,723 Series B-1 Preferred Stock for total consideration of $3,006 with par value of $0.0001 each, at a price per stock of $ 0.48751;

In 2024 the Company had five additional closings for a total consideration of $3,000 and issued 6,152,684 Series B-1 Preferred Stock with par value of $0.0001 each, at a price per stock of $ 0.48751.

On June 2024, the Company entered into a listing agreement, under regulation Crowdfunding (also known as Reg CF), whereby the Company agrees to sell securities to eligible investors through the funding portal through special purpose vehicle. On April 2025 the Company closed the financing round, raising a total of $2,031 and issued 2,869,954 Series CF Preferred Stock with par value of $0.0001 each, at a price per stock of $0.707810. Of the total, $797 of the proceeds were received and 995,157 shares we issued in 2025. The total fundraising fees recorded were $140.

On September 2024, in parallel to Reg CF and under the same terms, the Company started to offer and sell securities under rule 506(c) of regulation D to accredited investors. On June 2025 the Company closed the financing round, raising a total of $5,120 and issued 7,234,063 Series CF Preferred Stock with par value of $0.0001 each, at a price per stock of $0.707810. Of the total, $2,096 of the proceeds were received and 2,960,856 shares we issued in 2025.

On June 2025, the Company designated a new class of Series F Preferred Stock consisting of 10,000 authorized shares (the “Series F Preferred Stock”). The Series F Preferred Stock were issued through the conversion of an equivalent number of shares of the Company’s founder and CEO Common Stock on a pre–reverse stock split basis (was not affected by the subsequent reverse stock split) and is entirely held by him. Each share of Series F Preferred Stock entitles the holder to cast 40,000 votes on all matters submitted to the Company’s shareholders or acted upon by written consent. In addition, each three shares is convertible, at the option of the holder, into one share of the Company’s Common Stock. The conversion of the founder and CEO’s Common Stock into Series F Preferred Stock was accounted for as an equity reclassification, as it did not result in a change in control or economic ownership. Accordingly, no gain or loss was recognized.

On June 2025, the Company entered into a Series C Preferred Stock Purchase Agreement (the “Series C SPA”) with a new investor. According to the Series C SPA, Company issued an aggregate of 329,671 shares of Series C Preferred Stock, par value $0.0001 per share, together with warrants to purchase 4,000,000 shares of common stock, for an aggregate consideration of $3,000. Series C Preferred Stock features a stated value of $10.00 per share and is convertible to common stock at a price of $0.6755 per share. The warrants are exercisable at a price of $1.0825 per share, with expiration dates as follows: 1,000,000 warrants have an expiration date of eight (8) months, 1,000,000 warrants have an expiration date of sixteen (16) months, and 2,000,000 warrants have an expiration date of two (2) years from the issuance date.

OUR BOND INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On July 2025, the Company entered into a listing agreement, under regulation Crowdfunding (also known as Reg CF), whereby the Company agrees to sell securities to eligible investors through the funding portal through special purpose vehicle. On September 2025 the Company closed the financing round, raising a total of $819 and issued 212,033 Series CF-2 Preferred Stock with par value of $0.0001 each, at a price per stock of $2.1234; The total fundraising fees recorded were $56.

On August 6, 2025, the Company entered into a Securities Purchase and Conversion Agreement. Pursuant to the Agreement, the Company converted 50% of its outstanding loan obligations, totaling approximately $6.8 million, into 682,770 shares of its Series E Convertible Preferred Stock (“Series E Preferred”), stated value $10.00 per share. The Series E Preferred is convertible into shares of the Company’s common stock and accrues dividends on the stated value thereof at the same rate as the original loan. Dividends are payable, at the Company’s election, in cash or shares of common stock. The initial conversion price for the Series E Preferred is $4.62 per share. During the year ended December 31, 2025, the Company issued an aggregate of 99,348 shares of its common stock as stock dividends. See also note 9.

On October 15, 2025, all outstanding shares of Series CF-1 preferred and Series CF-2 Preferred Stock were converted into non-voting common stock.

On October 27, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) for the issuance and sale of a total of 549,451 shares of Series D Preferred Stock and warrants to the purchase a total of 25,000,000 shares of common stock. At the initial closing under the SPA on October 27, 2025, the Company issued 109,891 shares of Series D Preferred Stock for consideration of $1,000, together with warrants to purchase a total of 25,000,000 shares of common stock exercisable at a price of $12.35 per share (the “Warrants”), with expiration dates as follows: 16,000,000 warrants have an expiration date of nine (9) months, 3,000,000 warrants have an expiration date of sixteen (16) months, and 6,000,000 warrants have an expiration date of two (2) years from the issuance date. The Warrants may not be exercised on a cashless basis unless, upon the listing of the Company’s common stock on any recognized stock exchange pursuant to an effective registration statement, there is no effective registration statement covering, or no current prospectus available for, the free resale of the warrant exercise shares by the holder. In December 2025, the Company completed three additional closings under the SPA for an aggregate consideration of $1,050, pursuant to which the Company issued an additional 115,385 shares of Series D Preferred Stock. See also note 15.

On November 3, 2025, an aggregate of 7,025,651 shares of Series B-2 Preferred Stock were converted into common stock.

Note 12 – Stock-Based Compensation

The Equity Incentive Plan provides for the Company to grant ISOs, and NSOs to employees, advisers, and directors. As of December 31, 2025 there were 7,336,803 equity awards authorized including 208,135 awards that were exercised to common stock.

Stock Options

Stock options represent the right to purchase shares of common stock on the date of exercise at a stated exercise price. The exercise price of a stock option generally must be at least equal to the fair market value of the common stock on the date of grant. Options vest over a period of time not to exceed 10 years from the grant date. For the years ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense of $615 and $961, respectively.

OUR BOND INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The terms of the plan permit certain option holders to exercise options before their options are vested, subject to certain limitations. Upon early exercise, the awards become subject to a restricted stock agreement. The shares of restricted stock granted upon early exercise of the options are subject to the same vesting provisions in the original stock option awards. Shares issued as a result of early exercise that have not been vested are subject to repurchase by the Company upon termination of the purchaser’s employment, at the price paid by the purchaser. Such shares are not deemed to be issued for accounting purposes until they vest.

The following table summarizes the Company’s stock option activity and related information:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life
Outstanding as of December 31, 2024	5,028,134	$0.57	$3,737,966	9.30
Granted	2,372,814	$1.17	$-	-
Exercised during period	891	$0.42	-	-
Forfeited	16,190	$0.97	$-	-
Expired	47,064	$1.35	-	-
Outstanding as of December 31, 2025	7,336,803	$0.76	$3,716,928	8.71

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s shares of common stock for those options that had exercise prices lower than the fair value of the Company’s shares of common stock.

The weighted-average grant date fair value of options granted was $1.17 and $0.42 for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, the total remaining unrecognized compensation expense related to non-vested stock options was $1,087 and $411, respectively, which will be amortized over the weighted-average period of 3.54 years and 1.59 years, respectively.

The fair value of each option award is determined on the date of grant using the Black-Scholes option-pricing model. The calculation of fair value includes several assumptions that require management’s judgment. The absence of a public market for the Company’s common stock requires the Company’s board of directors with assistance from management and external valuation experts, to estimate the fair value of its common stock for purposes of granting options and for determining stock-based compensation expense by using a reasonable method of valuation and considering several objective and subjective factors, including obtaining contemporaneous independent third-party valuations, actual and forecasted operating and financial results, market conditions and performance of comparable publicly traded companies, developments and milestones in the Company, the rights and preferences of redeemable convertible preferred stock and common stock, and transactions involving the Company’s stock. The fair value of the Company’s common stock was determined in accordance with applicable elements of the American Institute of Certified Public Accountants guide, Valuation of Privately Held Company Equity Securities Issued as Compensation.

OUR BOND INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of stock options was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2025	2024
Expected term of options (years)	5.00-6.65	5.00-6.12
Expected volatility (%)	39.57-45.07	45.09-45.81
Risk-free interest rate (%)	3.86	4.57
Expected dividend yield (%)	—	—

Expected term: The expected term of the stock options represents the period of time stock options are expected to be outstanding and is based on the “simplified method.” Under this method, the term is estimated using the midpoint between the requisite service period and the contractual term of the option. This method is used due to the lack of sufficient historical exercise data.

Expected volatility: The expected volatility is a measure of the amount by which a financial variable, such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. As the Company does not yet have a sufficient history of its own volatility, the Company has identified several public entities of similar complexity and industry and calculates historical volatility based on the volatilities of these companies.

Risk-free interest rate: The risk-free interest rate is based on U.S. Treasury yield curve in effect at the time of grant.

Expected dividend yield: No dividends on common stock have been paid or expected to be paid by the Company.

Total stock-based compensation expense for years ended December 31, 2025 and 2024 was as follows (in thousands):

	Years Ended December 31,
	2025	2024
Cost of sales	16	4
Research and development	100	153
Sales and marketing	22	115
General and administrative	477	689
Total stock-based compensation expense	615	961

shares issued for services

In June 2025, the Company issued 229,650 shares of common stock in exchange for services with an aggregate fair value of approximately $533. The fair value of the shares issued was determined based on recent third-party valuation.

Note 13 – Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

OUR BOND INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net deferred tax items consist of the following components as of December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryover	$19,548	$17,736
Net operating loss carryover - States	4,721	4,471
R&D credit carryforward	350	325
Stock-based compensation	500	390
R&D capitalization	2,537	2,210
Other	22	6
Deferred tax liabilities
Depreciation	(48)	(48)
Other	—	—
Valuation allowance	(27,630)	(25,090)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the year ended December 31, 2025 due to the following (in thousands):

	Years Ended December 31,
	2025	2024
Book income (loss)	$(2,239)	$ (2,320)
Non deductible other expenses (M&E 50% and penalties)	1	1
State income taxes, net of federal tax benefit	(295)	(246)
Valuation allowance	2,540	2,565
	$—	$—

At December 31, 2025, the Company had net operating loss carryforwards of approximately $93 million that may be offset against future taxable income varying from the year 2025 through indefinitely. No tax benefit has been reported in the December 31, 2025, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years. NOLs arising in tax years beginning in 2018 may be carried forward indefinitely.

Note 14 – Commitments and Contingencies

In August 2018, The Israeli subsidiary entered into a lease agreement for a 60-month period beginning January 1, 2019. The subsidiary may terminate the lease agreement on December 31 of each year with 6-month advance written notice to the lessor. If the subsidiary to terminate the lease agreement at the first 48-month period, then an exit penalty of $241 will apply.

OUR BOND INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In May 2021, the lease agreement was amended where Subsidiary and lessor agreed to convert fifty percent from February-December 2021 monthly rent payments into fully vested warrants to purchase 56,325 shares of the Company’s common stock issuable upon exercise of this warrant and exercise price of 0.0001$ per share. The warrants will expire on April 30, 2026.

In August 2021, the lease agreement was further amended where the Subsidiary and lessor agreed to convert fifty percent from 2022 monthly rent payments into a warrants to purchase 63,015 shares of the Company’s common stock issuable upon exercise of this warrant and exercise price of 0.0001$ per share. The warrants will expire on September 30, 2026.

On August 22, 2024 the warrants were exercised by the lessor and accordingly, 119,340 common Stock were issued.

In July 2022, the Israeli Subsidiary gave the lessor advanced notice of its intention to exercise the exit point on December 31, 2022, while negotiating the fifth-year terms. The parties were unable to reach agreements and in July 2023 the subsidiary vacated the leased premises. In February 2025 a lawsuit was filed against the Company for a total of $1,600. Given the preliminary stage in which the lawsuit is at, the Israeli Subsidiary lawyers cannot reasonably assess the likelihood of the claims to be accepted. The company accounted for $1,600 and the amount is included in Accrued and other current liabilities.

Note 15 – Subsequent Events

On January 12, 2026, at a fifth closing under the SPA, the Company issued 93,407 additional shares of Series D Preferred Stock for additional consideration of $850. On January 30, 2026, at a sixth closing under the SPA, we issued 131,867 additional shares of Series D Preferred Stock for consideration of $1,200. On February 4, at a final closing under the SPA, we issued 98,902 additional shares of Series D Preferred Stock for consideration of $900. Issuance costs associated with these closings were $306, bringing the total issuance costs related to the Series D Preferred Stock to $506.

On February 4, 2026, the Company’s common stock began trading on the NASDAQ under the ticker symbol “OBAI” in connection with the Company’s direct listing. In a direct listing, the Company did not issue new shares and did not receive any proceeds from the listing.

On February 5, 2026, all 682,770 outstanding shares of the Company’s Series E Convertible Preferred Stock were converted into 1,477,857 shares of the Company’s common stock in accordance with the terms of the Series E Preferred. Following the conversion, no shares of Series E Preferred remained outstanding.

On March 1, 2026, the Company entered into Amendment No. 1 (the “Amendment”) to a Warrant to Purchase Shares of Common Stock originally issued on October 27, 2025 (the “Warrant”). The Warrant provides for the purchase of up to 16,000,000 shares of the Company’s common stock at an exercise price of $12.35 per share and expires on July 27, 2026. Pursuant to the Amendment, the exercise price for 12,000,000 shares underlying the Warrant was temporarily reduced as follows: (i) $2.25 per share for 4,500,000 shares for a period of 60 days; (ii) $2.75 per share for 3,750,000 shares for a period of 60 days; and (iii) $3.25 per share for 3,750,000 shares for a period of 75 days. Upon expiration of the reduced exercise price periods, the exercise price for the applicable warrants will revert to the original exercise price of $12.35 per share. All other terms and conditions of the Warrant remain unchanged.

Also on March 1, 2026, the Company issued a Promissory Note in the principal amount of $2,500,000 (the “Note”). The Note bears interest at a rate of 10% per annum and matures on September 1, 2026. The Company is required to apply 25% of the net proceeds from any future offerings or issuances of the Company’s securities toward repayment of the Note until it is paid in full. In the event of default, the Note will bear interest at a rate of 24% per annum, and any late payments will be subject to a late fee equal to 10% of the overdue amount.

The Company has evaluated all transactions through March, 31, 2026, the date these consolidated financial statements were available to be issued and has determined that there are no other events, other than the following, that would require disclosure in or adjustment to these financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of the period ended December 31, 2025 the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our senior management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our Board, senior management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our senior management has concluded that the Company’s internal controls over financial reporting were effective for the period ended December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors and Executive Officers

The following table sets forth information on our executive officers and directors as of the filing of this Report. The terms of service for each of our directors expires at our next annual meeting of shareholders or until their successors are duly elected and qualified.

Name	Age	Position
Doron Kempel	61	Chairman of the Board, Chief Executive Officer and Director
Amit Hod	41	Chief Financial Officer and Director
Joseph DeSalvo	59	Head of Global Security
Michael Lambert	52	Head of Commercial Operations
Adam Draizin	55	Independent Director
Paul Morin	80	Independent Director
Randy Boutin	56	Independent Director

Family Relationships

There are no family relationships between our executive officers and members of our Board.

Business Experience of Directors and Executive Officers

Information About Our Executive Officers

Doron kempel - Chairman of the Board, Chief Executive Officer and Director

Doron Kempel is Chairman, CEO and a non-independent director at Bond. Prior to founding Bond in 2017, Doron was Founder and CEO of SimpliVity Corporation, which pioneered hyper converged IT infrastructure, a novel cloud architecture that radically simplified IT infrastructure and was eventually acquired by HPE. Previously, was co-founder, Chairman and CEO at Diligent Technologies, which was eventually acquired by IBM. Doron holds an MBA from Harvard Business School, as well as Law and Philosophy degrees from Tel-Aviv University. Additionally, he served for approximately ten (10) years in the Israeli Defense Forces.

Amit Hod - Chief Financial Officer and Director

Amit Hod is Chief Financial Officer and a non-independent director at Bond. In this role, he leads the company’s daily activities across functions such as finance, IT, and regulatory compliance. Prior to Bond, Amit was the Chief Financial Officer at BCM where he led the company’s acquisition. Before, he was a senior auditor at PwC, managing financial audits of start-ups in the high-tech and online arenas, private and listed companies. Amit holds a B.A in accounting and information technologies and M.A in law. Additionally, he served for eight (8) years in the ministry of defense.

Joe DeSalvo – Head of Global Security

Joseph DeSalvo was most recently Chief Security Officer of Blackstone and has more than twenty (20) years of experience in corporate security and investigations. Based in New York, he oversaw security for Blackstone’s facilities, employees and assets, business continuity, crisis management, duty of care and executive protection for all offices globally. A former FBI Special Agent and United States Army veteran, Mr. DeSalvo has held similar roles at Charles Schwab & Co., Bankers Trust Company and Iron Mountain. Mr. DeSalvo earned his MBA from the University of Hartford, and he holds executive leadership certifications from Georgetown University and the Kellogg School of Management at Northwestern University.

Michael Lambert – Head of Commercial Operations

Michael Lambert is Head of Commercial Operations at Bond. A multilingual enterprise sales leader with an unbroken string of organizational success stories, Michael is a board-facing executive who joined Bond most recently from Vectra AI, a pre-IPO cybersecurity market disruptor, where he established and grew the top-performing regional sales team globally. Prior to this, Michael was the VP/GM of the Americas at MSC Software, leading a cross-functional team through a turnaround success that enabled the company to exit private equity with an attractive multiple. Formative sales experiences at PTC and IBM prepared him to step into the MSC role. Michael spent five (5) years active duty in the US Marine Corps after he graduated with honors from the US Naval Academy. He speaks, reads and writes Japanese and Spanish.

Non-Management Directors

Adam Draizin - Director

Adam Draizin is an independent director at Bond and the Audit Committee Chair. In this role, he oversees the integrity of financial reporting, effectiveness of internal controls and the performance of internal and external auditors. He is a private equity investor and advisor wherein he manages a diverse investment portfolio across multiple sectors and has served on boards of both, private and public companies, offering governance oversight and growth-focused advisory. Before, he was the Co-Founder and an executive officer at Verra Mobility (formerly American Traffic Solutions), managing the fleet services division and building the leading toll and violation management platform. Additionally, he served for six (6) years as the CFO of Verra Mobility. Adam holds an M.B.A from Harvard Business School, as well as a History degree from Washington University in St. Louis.

Paul Morin - Director

Paul Morin is an independent director at Bond and the Compensation Committee Chair. In this role, he leads the oversight of executive compensation policies, ensuring alignment with company performance and shareholder interests. Prior to Bond, he was the owner of Cardinal Program Management Services wherein he provided business operations consulting to two high-tech startups and acted as the Operations VP and managed the HR, IT, facilities, legal, planning, and financial departments in the U.S. and Israel. Before, he was the VP Global Business Operations at Diligent Technologies Corporation, managing the global business operations of a tech start-up from founding to acquisition by IBM. Additionally, he served as the Director of Operations at EMC Corporation for two (2) years. Paul holds an executive business degree from Carnegie Mellon University, as well as a Bachelor of Science degree from Northeastern University.

Randy Boutin - Director

Randy Boutin is independent director at Bond and the Nominating and Corporate Governance Committee Chair. In this role, he leads the selection of board candidates and oversee corporate governance practices to ensure effective board functioning. Currently, he is the General Manager at Amazon Web Services, wherein is responsible for the AWS Edge Data Services exceeding $300 million ARR and optimizing data management to help customers accelerate workflows and projects. Before, he was the Co-Founder and CEO of Tuono, a public cloud infrastructure automation platform, developing and managing the platform to help enterprise customers adopt and manage public cloud computing and accelerating productivity. Additionally, he served for five (5) years as the VP of Cloud Services & Customer Success at SimpliVity. Randy holds an M.B.A from Columbia Business School, as well as a Bachelor of Science degree from Rensselaer Polytechnic Institute.

Other Directorships

Other than as indicated within this section under the caption titled Business Experience of Directors and Executive Officers, none of our directors hold or have been nominated to hold a directorship in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) or subject to the requirements of Section 15(d) of the Securities Act of 1933, as amended, or any company registered as an investment company under the Investment Company Act of 1940.

Committees of the Board

Audit Committee

The audit committee of the Board (the “Audit Committee”) reviews our internal accounting procedures and consults with and reviews the services provided by our independent registered public accountants. Our Audit Committee consists of three directors: Adam Draizin, Paul Morin and Randy Boutin and our Board has determined that each of them is independent within the meaning of the listing requirements of The Nasdaq Stock Market (“Nasdaq”) and the independence requirements contemplated by Rule 10A-3 under the Exchange Act. Mr. Draizin is the chairman of the Audit Committee, and our Board has determined that Mr. Draizin is an “audit committee financial expert” as defined by SEC rules and regulations implementing Section 407 of the Sarbanes-Oxley Act. Our Board has determined that the composition of our Audit Committee meets the criteria for independence under, and the functioning of our Audit Committee complies with, the applicable requirements of the Sarbanes-Oxley Act, Nasdaq listing requirements and SEC rules and regulations. We intend to continue to evaluate the requirements applicable to us and to comply with the future requirements to the extent that they become applicable to our Audit Committee. The principal duties and responsibilities of our Audit Committee include:

●	overseeing the accounting and financial reporting processes of the Company, internal systems of control of the Company and audits of the Company’s Consolidated Financial Statements;

●	overseeing the Company’s relationship with its independent auditors, including appointing or changing the Company’s auditors and ensuring their independence;

●	providing oversight regarding significant financial matters, including the Company’s tax planning, treasury policies, dividends and share issuance and repurchases;

●	overseeing the Code of Conduct (as defined below); and

●	reviewing and approving all transactions with related persons for potential conflict of interest situations on an ongoing basis.

Compensation Committee

The compensation committee of the Board (the “Compensation Committee”) reviews and determines the compensation of all our executive officers. Our Compensation Committee consists of three directors: Adam Draizin, Paul Morin and Randy Boutin, each of whom is a non-employee member of our Board as defined in Rule 16b-3 under the Exchange Act and independent within the meaning of the listing requirements of Nasdaq. Mr. Morin is the chairman of the Compensation Committee. Our Board has determined that the composition of our Compensation Committee satisfies the applicable independence requirements under, and the functioning of our Compensation Committee complies with the applicable listing requirements of Nasdaq and SEC rules and regulations. We intend to continue to evaluate and intend to comply with all future requirements applicable to our Compensation Committee. The principal duties and responsibilities of our Compensation Committee include:

●	establishing, overseeing and administering the Company’s employee compensation policies and programs;

●	reviewing and approving compensation and incentive programs and awards for the Company’s CEO, all other executive officers of the Company and the non-employee members of the Company’s Board; and

●	administering the Company’s equity compensation plans.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2025 (our last completed fiscal year), no member of our Compensation Committee:

●	was an officer or employee of the Company,

●	had or will have any relationships with the Company of the type that is required to be disclosed under Item 404 of Regulation S-K.

None of our executive officers serves or has served as a member of the board of directors or managers, compensation committee or other committee performing equivalent functions of any entity that has one or more executive officers serving as one of our Directors or members of our Compensation Committee.

Nominating and Corporate Governance Committee

These (the “N&CG Committee”) consists of three independent directors: Adam Draizin, Paul Morin and Randy Boutin. Mr. Boutin is the chairman of the N&CG Committee. Our Board has determined that the composition of our N&CG Committee satisfies the applicable independence requirements under, and the functioning of our N&CG Committee complies with the applicable listing requirements of Nasdaq and SEC rules and regulations. We will continue to evaluate and will comply with all future requirements applicable to our N&CG Committee. The N&CG Committee’s responsibilities include:

●	assisting the Board in identifying individuals qualified to become Board members, consistent with criteria approved by the Board;

●	recommending for the Board’s approval the slate of nominees to be proposed by the Board to stockholders for election to the Board;

●	developing, updating and recommending to the Board the governance principles applicable to the Company;

●	overseeing the evaluation of the Board and management;

●	recommending to the Board the directors who will serve on each committee of the Board; and

●	addressing any related matters required by the federal securities laws.

Board Risk Oversight

The Company’s risk management function is overseen by the Board. The Company’s management keeps the Board apprised of material risks and provides its directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect us, and how management addresses those risks. Doron Kempel, our Chairman and Chief Executive Officer, works closely together with the other members of the Board when material risks are identified on how to best address such risks. If the identified risk poses an actual or potential conflict with management, the Company’s independent directors may conduct the assessment. Presently, the primary risk affecting us are our liquidity and the lack of material revenue.

Family Relationships

None of our directors or officers have any known family relationships with other directors or officers of the Company.

Involvement in Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Code of Business Conduct and Ethics and Committee Charters

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), applicable to all of our employees, executive officers and directors. The Audit Committee is responsible for overseeing the Code of Conduct and our Board must approve any waivers of the Code of Conduct for employees, executive officers and directors. All of our directors, executive officers and employees are required to certify in writing their understanding of and intent to comply with the Code of Conduct.

Our Board adopted charters for the Audit Committee, Compensation Committee, and N&CG Committee of the Board describing the authority and responsibilities delegated to each committee.

We post on our website www.ourbond.com the charters of each of our board committees and our Code of Conduct, and all disclosures that are required by law concerning any amendments or waivers thereto applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions; and any other corporate governance materials contemplated by the Nasdaq listing requirements and SEC regulations. These documents are also available in print, without charge, to any stockholder requesting a copy in writing from our Secretary at our executive offices set forth in this Report.

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other disposition of our securities and is applicable to our directors, officers, employees, and other covered persons. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, officers and greater than 10 percent beneficial owners of our common shares to file reports concerning their ownership of, and transactions in, such common shares.

Based solely on our review of these reports filed by the Company’s officers, directors and shareholders, and written representations from our executive officers and directors that they filed such reports, we believe that our officers, directors, and shareholders complied with all filing requirements under Section 16(a) of the Exchange Act on a timely basis during fiscal year 2025.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides the compensation earned by our principal executive officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)		Total ($)
Doron Kempel	2025	31,200	-	2,579,478		2,610,678
Chief Executive Officer and Director	2024	31,200	-	1,299,124		1,330,324
Amit Hod	2025	182,000	-	668,842	(2)	850,842
Chief Financial Officer and Director	2024	153,000	-	427,350	(2)	580,350
Joseph DeSalvo	2025	315,000	313,238	152,582		780,820
Head of Global Security	2024	315,000	262,321	105,782		683,103
Michael Lambert	2025	225,000	112,366	112,059		449,425
Head of Commercial Operations	2024	225,000	191,481	97,434		513,915

(1) The amounts reflected in this column represent the aggregate grant date fair value of the awards made during each respective year, as computed in accordance with FASB ASC Topic 718. For additional information related to the measurement of stock-based compensation awards, see Note 12 of the accompanying Consolidated Financial Statements.

(2) The exercise price for the option awards awarded to our named executive officers was modified pursuant to a reverse stock split on November 11, 2023 and September 19, 2025 except in relation to the exercise price for the option awards awarded to Mr. Hod.

Policies and Practices Related to the Grant of Certain Equity Awards.

While we do not have a formal policy with respect to the timing of awards of stock options, stock appreciation rights, or similar option-like instruments to our NEOs, we do not grant such equity awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation. In certain circumstances, including the hiring, promotion, recognition, retention or other purposes, the Compensation Committee may approve grants to an officer to be effective at other times.

The following table contains information required by Item 402(x)(2) of Regulation S-K about stock options granted to certain of the Company’s NEOs in the last completed fiscal year during the period from four business days before to one business day after the filing of the Company’s Annual Report on Form 10-K, the Company’s Quarterly Reports on Form 10-Q, or the filing or furnishing of any Current Report on Form 8-K that discloses material nonpublic  information.

Name	Grant Date	Number of Securities Underlying the Award	Exercise Price of the Award ($/Sh)	Grant Date Fair Value of the Award	Percentage Change in the Closing Market Price of the Securities Underlying the Award Between the Trading Day Ending Immediately Prior to the Disclosure of Material Nonpublic Information and the Trading Day Beginning Immediately Following the Disclosure of Material Nonpublic Information
Doron Kempel	3/26/2026	4,805,441	$1.31	3/26/2026	N/A
Amit Hod	3/26/2026	436,109	$1.31	3/26/2026	N/A
Joe DaSalvo	3/26/2026	136,993	$1.31	3/26/2026	N/A
Michael Lambert	3/26/2026	70,079	$1.31	3/26/2026	N/A
Paul Morin	3/26/2026	343,512	$1.31	3/26/2026	N/A
Adam Draizin	3/26/2026	343,512	$1.31	3/26/2026	N/A
Randy Boutin	3/26/2026	343,512	$1.31	3/26/2026	N/A

Outstanding Equity Awards at Fiscal Year End

The following table provides the outstanding equity awards for our principal executive officer and other executive officers as of the year ended December 31, 2025 and 2024.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Weighted Average Option Exercise Price		Option Expiration Date
Doron Kempel	2,833,365	1,351,899	$0.61		2034
Amit Hod	258,774	140,191	$1.68	(1)	2027-2034
Joseph DeSalvo	251,707	40,000	$0.52		2031-2034
Michael Lambert	118,751	125,570	$0.46		2034

(1) The exercise price for the option awards awarded to our named executive officers was modified pursuant to a reverse stock split on November 11, 2023 except in relation to the exercise price for the option awards awarded to Mr. Hod.

Employment Agreements with Executive Officers

Doron Kempel

We entered into an employment agreement with Mr. Kempel, dated August 15, 2018, pursuant to which Mr. Kempel serves as our Chief Executive Officer. Mr. Kempel’s employment pursuant to the agreement is “at-will” and is terminable by either party for any reason and with or without notice.

Pursuant to his agreement, Mr. Kempel was entitled to receive an initial base salary of $25,000 per year, which was increased to $31,200 in 2023. In addition, the agreement provides that Mr. Kempel is eligible to participate in Company sponsored benefit plans, as and when established. All reasonable business expenses that were documented by Mr. Kempel and incurred in the ordinary course of business were to be reimbursed in accordance with the Company’s standard policies and procedures.

On March 26, 2026, the Compensation Committee approved a revised compensation package for the Company’s Chief Executive Officer. The new compensation structure includes an annual base salary of $360,000 and a target annual bonus opportunity of $120,000, subject to the achievement of strategic goals and performance parameters established by the Compensation Committee.

Since the Company’s inception in 2017, the Chief Executive Officer, who is also the founder of Our Bond, has received cash compensation at the minimum salary permitted by applicable law (currently $31,200 per year). The most meaningful compensation of the Chief Executive Officer remains stock options whose future value depends on the Company’s long-term financial and stock price performance. The Compensation Committee approved the revision of the Chief Executive Officer’s compensation to better align with industry standards for comparable companies and while conditioning a meaningful portion of total cash compensation to the achievement of strategic objectives and Company performance.

Amit Hod

We, through our TG- 17 (Israel) Ltd. subsidiary, entered into an employment agreement with Mr. Hod, dated May 25, 2017, pursuant to which Mr. Hod serves as our Chief Financial Officer. Mr. Hod’s employment pursuant to the agreement is “at-will” and is terminable by either party for any reason and with a prior written notice of 30 days.

Pursuant to his agreement, Mr. Hod was entitled to receive an initial base salary of $153,000 per year, which was increased to $182,000 in 2025. In addition, the agreement provides that Mr. Hod shall receive (i) eligibility to participate in Company sponsored benefit plans, as and when established, including the continuous excellence and alignment objectives (“CEAO”) bonus program, (ii) pension insurance, and (iii) options to purchase common stock of the Company under the TG-17, Inc. Amended and Restated Sub-Plan: Israel. Under the CEAO bonus program, Mr. Hod was entitled to receive an initial gross payout of $20,000, awarded in four (4) equal quarterly payments based on subjective and objective criteria as determined by the Chief Executive Officer of the Company. In 2024, the gross payout under the CEAO bonus program was reduced to $0. All reasonable business expenses that were documented by Mr. Hod and incurred in the ordinary course of business were to be reimbursed in accordance with the Company’s standard policies and procedures.

Joe DeSalvo

We entered into an employment agreement with Mr. DeSalvo, dated July 19, 2021, pursuant to which Mr. DeSalvo serves as our Head of Global Security. Mr. DeSalvo’s employment pursuant to the agreement is “at-will” and is terminable by either party for any reason and with or without notice.

Pursuant to his agreement, Mr. DeSalvo was entitled to receive an initial base salary of $285,000 per year, which has been increased to $300,000 in 2025. In addition, the agreement provides that Mr. DeSalvo shall receive (i) eligibility to participate in Company sponsored benefit plans, as and when established, including the CEAO bonus program, (ii) commission incentives and bookings bonus for the first twelve (12) months of employment as per the agreement, and subsequently as determined by the Company, (iii) options to purchase common stock of the Company under the TG-17, Inc. Amended and Restated 2017 Equity Plan, and (iv) three (3) months’ severance benefits in the event of termination other than for cause or for a good reason as defined under the agreement. Under the CEAO bonus program, Mr. DeSalvo was entitled to receive an initial gross payout of $15,000, awarded in four (4) equal quarterly payments based on subjective and objective criteria as determined by the Chief Executive Officer of the Company. All reasonable business expenses that were documented by Mr. DeSalvo and incurred in the ordinary course of business were to be reimbursed in accordance with the Company’s standard policies and procedures.

Michael Lambert

We entered into an employment agreement with Mr. Lambert, dated January 2, 2024, pursuant to which Mr. Lambert serves as our Head of Commercial Operations. Mr. Lambert’s employment pursuant to the agreement was “at-will” and was terminable by either party for any reason and with or without notice.

Pursuant to his agreement, Mr. Lambert was entitled to receive an initial base salary of $240,000 per year, which was decreased to $225,000 in 2024. In addition, the agreement provides that Mr. Lambert shall receive (i) eligibility to participate in Company sponsored benefit plans, as and when established, including the CEAO bonus program, (ii) commission incentives of up to $250,000, (iii) options to purchase common stock of the Company under the TG-17, Inc. Amended and Restated 2017 Equity Plan, and (iv) three (3) months’ severance benefits in the event of termination other than for cause. Under the CEAO bonus program, Mr. Lambert was entitled to receive an initial gross payout of $10,000, awarded in four (4) equal quarterly payments based on subjective and objective criteria as determined by the Chief Executive Officer of the Company. In 2024, the gross payout under the CEAO bonus program was reduced to $0. All reasonable business expenses that were documented by Mr. Lambert and incurred in the ordinary course of business were to be reimbursed in accordance with the Company’s standard policies and procedures.

Executive Incentive Compensation Recovery Policy

We have adopted an executive incentive compensation recovery policy (the “Executive Incentive Compensation Recovery Policy”) pursuant to Section 10D of the Exchange Act, Rule 10D-1 promulgated under the Exchange Act (“Rule 10D-1”), and Listing Rule 5608 adopted by Nasdaq (the “Listing Standards”). The purpose of the Executive Incentive Compensation Recovery Policy is to provide for the recovery of certain incentive-based compensation in the event of an accounting restatement. In the event of an accounting restatement, it is the Company’s policy to recover reasonably promptly the amount of any erroneously awarded compensation received during the recovery period. An accounting restatement involves a restatement of the Company’s financial statements due to material noncompliance with any financial reporting requirement under the federal securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period.

The amount of “erroneously awarded compensation” generally means the amount of incentive-based compensation (compensation that is granted, earned, or vested based wholly or in part upon the attainment of a financial reporting measure) received by a covered executive that exceeds the amount of incentive-based compensation on that otherwise would have been received had it been determined based on the restated financial statements. The Company need not recover any “erroneously awarded compensation” if and to the extent that the Compensation Committee or a majority of the independent members of the Board determines that such recovery is impracticable and not required under Rule 10D-1 and the Listing Standards, including if the Compensation Committee or a majority of the independent members of the Board determines that: (i) the direct expense paid to a third party to assist in enforcing the policy would exceed the amount to be recovered after making a reasonable attempt to recover, or (ii) recovery would likely cause an otherwise tax-qualified broad-based retirement plan to fail the requirements of Section 401(a)(13) or Section 411(a) of the Internal Revenue Code of 1986, as amended, and regulations thereunder.

The policy is administered by our Compensation Committee, except that the Board may decide to act as the administrator in lieu of the Compensation Committee or designate another committee of the Board (including a special committee) to act as the administrator other than the determination that recovery of “erroneously awarded compensation” is impracticable and not required (as described above).

Director Compensation

We did not have any non-employee members on our board of directors during the fiscal year ended December 31, 2025 and therefore, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any non-employee members of our board of directors in 2025.

On March 26, 2026, the Compensation Committee approved the Director Compensation Policy (the “2026 Policy”). The 2026 Policy applies to all directors who are neither employees of the Company nor compensated consultants. Under the 2026 Policy, each eligible non-employee director will receive equity awards in the form of stock options with an aggregate value of $450,000 over a three-year period. These awards are structured at $150,000 per year, commencing on February 4, 2026, and will vest monthly over the applicable vesting period. In addition, pursuant to the 2026 Policy, non-employee directors will be reimbursed for reasonable out-of-pocket expenses incurred in connection with Company business and activities related to the Board.

Name	Fees Earned or Paid in Cash ($)	Stock awards ($)(1)	Option awards ($)(1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Adam Draizin	-	$450,000	-	-	-	-	$450,000
Paul Morin	-	$450,000	-	-	-	-	$450,000
Adam Boutin	-	$450,000	-	-	-	-	$450,000

(1)	The amounts reflected in this column represent the aggregate grant date fair value of the awards made during each respective year, as computed in accordance with FASB ASC Topic 718. For additional information related to the measurement of stock-based compensation awards, see Note 12 of the accompanying Consolidated Financial Statements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 27, 2026, the number of shares of common stock beneficially owned by:

(i) each person, entity or group (as that term is used in Section 13(d)(3) of the Exchange Act) known to the
Company to be the beneficial owner of more than 5% of the outstanding common stock;

(ii) each of our directors;

(iii) each of our Named Executive Officers; and

(iv) all executive officers and directors as a group.

Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest.

We have based percentage of beneficial ownership for the following table on 20,673,185 shares of Common Stock and 9,725,900 shares in the aggregate of Series B-1 Preferred Stock, Series B-2 Preferred Stock, Series B-3 Preferred Stock and Series F Preferred Stock on an as converted to Common Stock basis, which cast a total of 415,221,719 on an as converted to Common Stock basis, for a total of 435,894,904 shares entitled to vote, and does not include 52,500 shares of Series C Preferred Stock and 525,451 shares of Series D Preferred Stock, which are non-voting, outstanding as of March 27, 2026. In addition, in accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities issuable within 60 days of March 27, 2026. As such, shares of Common Stock issuable pursuant to options and warrants that may be exercised or settled within 60 days of March 27, 2026 are deemed to be outstanding for purposes of computing the percentage of the class beneficially owned by the person holding such securities but are not deemed to be outstanding for purposes of computing the percentage of the class beneficially owned by any other person.

Each share of our Common Stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors.

Unless otherwise indicated, the business address of each of the individuals and entities named below is c/o Our Bond, 85 Broad Street, New York, NY 10004.

The following table represents the security ownership of certain beneficial owners and management pertaining to our Common Stock:

Name of beneficial owner	Common Stock beneficially owned prior to offering	Percentage of Beneficial Ownership	Percentage of Voting Power	Shares of Common Stock being registered	Shares of Common Stock beneficially owned after offering
Executive Officers and Directors
Doron Kempel (1)	9,206,444	33.83%	95.76%
Amit Hod (2)	283,219	1.35%	0%
Joseph DeSalvo (3)	251,707	1.20%	0%
Michael Lambert (4)	125,570	*	0%
Adam Draizin (5)	31,729	*	*
Paul Morin (6)	154,018	*	*
Randy Boutin (7)	27,990	*	0%

Executive Officers and Directors as a Group (8 persons) (8)	10,080,676	35.95%	95.77%

5% Stockholders
Doron Kempel (1)	9,206,444	33.83%	95.76%
ProdActive II LLC (9)	8,063,795	33.72%	33.72%
Radek Sousek (10)	2,259,945	9.91%	9.91%
JVP VIII, L.P. (11)	1,365,433	6.60%	6.60%
Ascent Partners Fund LLC (12)	2,294,469	9.99%	0%
Eastward Fund Management, LLC (13)	2,294,469	9.99%	6.91%

* Less than 1%

1. Doron Kempel beneficially owns:

(A) 2,669,211 shares of our Common Stock, which includes the following: (i) 165,780 shares which he owns himself and over which he has sole voting and investment control; and (ii) 2,503,431 shares owned by VFTG, L.P., over which Mr. Kempel has sole voting and investment control. The address of VFTG, L.P. is 292 Newbury Street, #485 Boston, MA 02115;

(B) 3,114,460 shares of our shares of Common Stock, issuable upon conversion of 3,114,460 shares of Series B-1 Preferred Stock, owned by VFTG, L.P.;

(C) 418,421 shares of our shares of Common Stock, issuable upon conversion of 418,421 shares of Series B-3 Preferred Stock, which includes (i) 389,457 shares owned by VFTG, L.P.; and (ii) 28,964 which he owns himself;

(D) 10,000 shares of our shares of Common Stock, issuable upon conversion of 10,000 shares of Series F Preferred Stock, each share entitled to cast 40,000 votes, which he owns himself; and

(E) 2,994,352 shares of our Common Stock issuable upon the exercise of 2,994,352 outstanding options, with an exercise cost of $1,258,526, within 60 days of this prospectus.

2. Amit Hod beneficially owns 283,219 shares of our Common Stock issuable upon the exercise of 283,219 outstanding options, with an exercise cost of $533,419, within 60 days of this prospectus. Mr. Hod has sole voting and investment control over such shares.

3. Joseph DeSalvo beneficially owns 251,707 shares of our Common Stock issuable upon the exercise of 251,707 outstanding options, with an exercise cost of $105,782, within 60 days of this prospectus. Mr. DeSalvo has sole voting and investment control over such shares.

4. Michael Lambert beneficially owns 125,570 shares of our Common Stock issuable upon the exercise of 125,570 outstanding options, with an exercise cost of $52,777, within 60 days of this prospectus. Mr. Lambert has sole voting and investment control over such shares.

5. Adam Draizin beneficially owns 31,729 shares of our Common Stock which includes (A) 3,649 shares of Common Stock which he owns himself; (B) 1,294 shares of Common Stock issuable upon conversion of Series CF-2 Warrants; and (C) 26,786 shares of our Common Stock issuable upon the exercise of 26,786 outstanding options, with an exercise cost of $35,089, within 60 days of this prospectus. Mr. Draizin has sole voting and investment control over such shares.

6. Paul Morin beneficially owns 154,018 shares of our Common Stock which includes (A) 41,202 shares of Common Stock which he owns himself; (B) 64,792 shares of Common Stock issuable upon conversion of 64,792 shares of Series B-3 Preferred Stock; (C) 1,553 shares of Common Stock issuable upon conversion of Series CF-2 Warrants; and (D) 46,471 shares of our Common Stock issuable upon the exercise of 46,471 outstanding options, with an exercise cost of $51,357, within 60 days of this prospectus. Mr. Morin has sole voting and investment control over stocks beneficially owned by him.

7. Randy Boutin beneficially owns 27,990 shares of our Common Stock issuable upon the exercise of 27,990 outstanding options, with an exercise cost of $35,595, within 60 days of this prospectus. Mr. Boutin has sole voting and investment control over such shares.

8. Includes (A) 2,714,062 shares of Common Stock, (B) 3,114,460 shares of Series B-1 Preferred Stock, (C) 483,213 shares of Series B-3 Preferred Stock; (D) 10,000 shares of Series F Preferred Stock, each share entitled to cast 40,000 votes; (E) 2,847 shares of Common Stock issuable upon exercise of Series CF-2 Warrants; and (F) 3,756,094 shares of Common Stock issuable upon the exercise of 3,756,094 outstanding options within 60 days of this prospectus, all amounts mentioned herein held by the directors and executive officers as a group.

9. ProdActive II LLC, beneficially owns 8,063,795 shares of Common Stock which includes (A) 4,824,404 shares of Common Stock; and (B) 3,239,391 shares of Common Stock issuable upon conversion of (i) 133,330 shares of Series B-1 Preferred Stock; and (ii) 3,106,061 shares of Series B-3 Preferred Stock. DK 2019 Irrevocable Trust has sole voting and investment control over stocks beneficially owned by ProdActive II LLC. DK 2019 Irrevocable Trust is governed by unanimous consent of a distribution committee, namely: Koby Kempel, Jay Hachigian, Susan Aharonian and Paul Morin. The address of ProdActive II LLC is 292 Newbury Street, #485 Boston, MA 02115.

10. Radek Sousek beneficially owns 2,259,945 shares of Common Stock which includes (A) 137,392 shares of Common Stock; and (B) 2,122,555 shares of Common Stock issuable upon conversion of (i) 683,746 shares of Series B-1 Preferred Stock; (ii) 1,332,552 shares of Series B-2 Preferred Stock; and (iii) 106,257 shares of Series B-3 Preferred Stock. Radek Sousek has sole voting and investment control over stocks beneficially owned by him.

11. JVP VIII, L.P. beneficially owns 1,365,433 shares of Common Stock. Mr. Erel Margalit has sole voting and investment control over stocks beneficially owned by JVP VIII, L.P.

12. Ascent Partners Fund LLC (the “Ascent”), a Delaware limited liability company, beneficially owns 2,294,469 shares of Common Stock issuable upon conversion of (A) 259,068 shares of Common Stock issuable upon conversion of 52,500 shares of Series C Preferred Stock; (B) 425,467 shares of Common Stock issuable upon conversion of 525,451 shares of Series D Preferred Stock; and (C) 1,609,934 shares of Common Stock issuable upon exercise of warrants issued pursuant to the Series C Preferred Stock and Series D Preferred Stock offerings. Each of Mikhail Gurevich and Gennadiy Gurevich manages Dominion Capital Holdings LLC (“DCH”) and Dominion Capital GP LLC (“Dominion GP”), each a Delaware limited liability company, Dominion Capital LLC (“DC”), a Connecticut limited liability company, Ascent Partners LLC (“AP”), a Delaware limited liability company and Ascent. DCH manages DC, Dominion GP, AP and Ascent. Dominion GP manages DC, AP and Ascent. DC manages AP and Ascent. Alon Brenner manages Masada Group Holdings LLC (“Masada”), a Florida limited liability company, AP and Ascent. Masada manages AP and Ascent. AP manages Ascent. Ascent has the power to dispose of and the power to vote the shares beneficially owned by it. Each of Mikhail Gurevich, Gennadiy Gurevich, DCH, Dominion GP, DC, Alon Brenner, Masada and AP may be deemed to beneficially own, and have the power to vote, the shares beneficially owned by Ascent and the other companies they are listed above as managing. For the avoidance of doubt, Ascent beneficially owns 25,976,437 shares of Common Stock which includes (A) 259,068 shares of Common Stock issuable upon conversion of 52,500 shares of Series C Preferred Stock; (B) 300,000 shares of Common Stock issuable upon exercise of warrants issued pursuant to the Series C Preferred Stock offering; (C) 425,467 shares of Common Stock issuable upon conversion of 525,451 shares of Series D Preferred Stock; and (D) 24,991,902 shares of Common Stock issuable upon exercise of warrants issued pursuant to the Series D Preferred Stock offering. However, the Certificate of Designation for the Series C Preferred Stock and Series D Preferred Stock contain a beneficial ownership limitation on conversion of the Series C Preferred Stock and Series D Preferred Stock in excess of 9.99% of the Common Stock.

13. Eastward Fund Management, LLC beneficially owns 2,294,469 shares of Common Stock issuable upon conversion of 2,294,469 shares of Series B-1 Preferred Stock. Mr. Dennis Cameron has sole voting and investment control over stocks beneficially owned by Eastward Fund Management, LLC. The address of Eastward Fund Management, LLC is 432 Cherry Street West Newton, MA 02465. For the avoidance of doubt, Eastward Fund Management, LLC beneficially owns (A) 4,102,472 shares of Common Stock issuable upon conversion of 4,102,472 shares of Series B-1 Preferred Stock; and (B) 247,145 shares of Common Stock issuable upon conversion of 247,145 warrants issued pursuant to the Series B-1 Preferred Stock offering. However, the Certificate of Designation for the Series B-1 Preferred Stock contains a beneficial ownership limitation on conversion of the Series B-1 Preferred Stock in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock.

The following table represents the security ownership of certain beneficial owners and management pertaining to our Preferred Stock entitled to vote, on an as converted to Common Stock basis:

Name of beneficial	Series of voting preferred stock beneficially owned							Voting preferred stock beneficially	Percentage of beneficial	Percentage of voting
owner	B-1	B-2	B-3	F	C	E	D	owned	ownership	power
Executive Officers and Directors
Doron Kempel (1)	3,114,460		418,421	10,000	-	-	-	3,542,881	20.62%	97.18%
Amit Hod	-	-	-	-	-	-	-	-	-	-
Joseph DeSalvo	-	-	-	-	-	-	-	-	-	-
Michael Lambert	-	-	-	-	-	-	-	-	-	-
Adam Draizin	-	-	-	-	-	-	-	-	-	-
Paul Morin (2)	-	-	64,792	-	-	-	-	64,792	*	*
Randy Boutin	-	-	-	-	-	-	-	-	-	-

Executive Officers and Directors as a Group (4 persons) (3)	3,114,460		483,213	10,000	-	-	-	3,607,673	21.00%	97.20%

5% Stockholders
Doron Kempel (1)	3,114,460		418,421	10,000	-	-	-	3,542,881	20.62%	97.18%
ProdActive II LLC (4)	133,330		3,106,061	-	-	-	-	3,239,391	18.86%	*
Radek Sousek (5)	683,746	1,332,552	106,257	-	-	-	-	2,122,555	12.36%	*
Eastward Fund Management, LLC (6)	2,294,469	-	-	-	-	-	-	2,294,469	13.36%	*

1. Doron Kempel beneficially owns 3,542,881 shares of our Common Stock issuable upon conversion of:

(A) 3,114,460 shares of Series B-1 Preferred Stock, owned by VFTG, L.P.;

(B) 418,421 shares of Series B-3 Preferred Stock, which includes (i) 389,457 shares owned by VFTG, L.P.; and (ii) 28,964 which he owns himself; and

(C) 10,000 shares of Series F Preferred Stock, which he owns himself and each share is entitled to cast 40,000 votes.

2. Paul Morin beneficially owns 64,792 shares of our Common Stock issuable upon conversion of 64,792 shares of Series B-3 Preferred Stock. Mr. Morin has sole voting and investment control over stocks beneficially owned by him.

3. Includes (i) 3,607,673 shares of Common Stock issuable upon conversion of the Preferred Stock entitled to vote held by the Directors and Executive Officers as a group.

4. ProdActive II LLC beneficially owns 3,239,391 shares of Common Stock issuable upon conversion of (A) 133,330 shares of Series B-1 Preferred Stock; and (B) 3,106,061 shares of Series B-3 Preferred Stock.

5. Radek Sousek beneficially owns 2,122,555 shares of Common Stock issuable upon conversion of (A) 683,746 shares of Series B-1 Preferred Stock; (B) 1,332,552 shares of Series B-2 Preferred Stock and (C) 106,257 shares of Series B-3 Preferred Stock.

6. Eastward Fund Management, LLC beneficially owns 2,294,469 shares of Common Stock issuable upon conversion of 2,294,469 shares of Series B-1 Preferred Stock. For the avoidance of doubt, Eastward Fund Management, LLC beneficially owns (A) 4,102,472 shares of Common Stock issuable upon conversion of 4,102,472 shares of Series B-1 Preferred Stock; and (B) 247,145 shares of Common Stock issuable upon conversion of 247,145 warrants issued pursuant to the Series B-1 Preferred Stock offering. However, the Certificate of Designation for the Series B-1 Preferred Stock contains a beneficial ownership limitation on conversion of the Series B-1 Preferred Stock in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock.

Equity Compensation Plan Information

On May 26, 2017, our board of directors adopted, and our stockholders approved, our Amended and Restated Equity Plan. On June 29, 2018, this plan was amended to reflect the Company’s conversion from a Delaware limited liability company to a Delaware corporation. On June 19, 2025, this plan was further amended to increase the number of shares authorized for issuance under the plan by reserving an additional 5,866,923 shares of the Common Stock resulting in an aggregate of 22,220,855 shares of the Common Stock reserved for issuance.

On May 26, 2017, our board of directors adopted, and our stockholders approved, our TG-17, Inc. Amended and Restated Sub-Plan: Israel applicable only for residents of the State of Israel or those who are deemed to be residents of the State of Israel for the payment of tax. This sub-plan is to be read as a continuation of the Amended and Restated Equity Plan and only modifies those options that are governed by the sub-plan to ensure compliance with the requirements of the applicable Israeli laws.

The Amended and Restated Equity Plan provides for the grant of incentive stock options and non-statutory stock options. The Amended and Restated Equity Plan, through the grant of stock awards, is intended to help us secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for our success. Through December 31, 2025, we have issued the equivalent of 7,336,803 options at the strike price and as per the vesting schedule specified in the corresponding award agreement to employees and directors under Amended and Restated Equity Plan.

As of December 31, 2025, there were the equivalent of 14,675,917 shares available for future issuance under the Amended and Restated Equity Plan.

The foregoing description of the TG-17, Inc. Amended and Restated 2017 Equity Plan and the TG-17, Inc. Amended and Restated Sub-Plan: Israel are qualified in its entirety by reference to the TG-17, Inc. Amended and Restated 2017 Equity Plan and the TG-17, Inc. Amended and Restated Sub-Plan: Israel, copies of which are filed as Exhibits 10.2 and 10.3 hereto and incorporated by reference herein.

Outstanding Equity Awards at December 31, 2025

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2025:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Weighted Average Option Exercise Price		Option Expiration Date
Doron Kempel	2,833,365	1,351,899	$0.61		2034
Amit Hod	258,774	140,191	$1.68	(1)	2027-2034
Joseph DeSalvo	251,707	40,000	$0.52		2031-2034
Michael Lambert	118,751	125,570	$0.46		2034

(1) The exercise price for the option awards awarded to our named executive officers was modified pursuant to a reverse stock split on November 11, 2023 except in relation to the exercise price for the option awards awarded to Mr. Hod.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Related Party Transactions Policy

Under its written charter, the Audit Committee is responsible for reviewing and approving any transaction between our company and a related party (as defined in Item 404 of Regulation S-K). Our management is responsible for bringing any such transaction to the attention of the Audit Committee. In approving or rejecting any such transaction, the Audit Committee considers the relevant facts and circumstances, including the material terms of the transaction, risks, benefits, costs, availability of other comparable services or products and, if applicable, the impact on a director’s independence.

Related Party Transactions

We have been a party to the following transactions since January 1, 2024, in which the amount exceeded or will exceed the lesser of $120,000 or 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any current director, executive officer, holder of more than 5% of our capital stock, or any member of the immediate family of the foregoing, had or will have a material interest.

Since the company’s establishment, the company’s founder and CEO has also been the largest investor who participated - either directly or through entities under his control - in all funding rounds in a total amount of approximately $44.67 million.

In 2023, the Company entered into Unsecured Convertible Revolving Promissory Note (the “Note”) with its main shareholder in the amount of up to $3,000. At any time, the Noteholder may, in its sole discretion, lend to the Company from time to time until the first-year anniversary of the Effective Date such amounts as may be requested by the Company in accordance with the terms and conditions of this Note. The principal amount outstanding under this Note from time to time shall bear interest at a rate per annum equal to the Applicable Federal Rate. During 2025, Company received a total of $451 and repaid $1,605 from the outstanding balance. During 2024, Company received a total of $1,110 and repaid $910 from the outstanding balance. As of December 31, 2025 and 2024, the Revolving Promissory Note outstanding balance was $765 and $1,870, respectively. The total interest expenses recorded in 2025 and 2024 were $48 and $85, respectively.

Director Independence

A majority of our Board is independent under the rules of Nasdaq. Our Board has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our Board has determined that Adam Draizin, Paul Morin and Randy Boutin are “independent directors” as defined under the rules of Nasdaq.

Item 14. Principal Accountant Fees and Services

M&K CPAS, PLLC has served as the Company’s independent registered public accounting firm since June 10, 2025. The following table sets forth the fees billed to us by M&K CPAS, PLLC for professional services rendered for the fiscal years ended December 31, 2025 and December 31, 2024.

Services	2025	2024
Audit fees (1)	$	$
Audit related fees (2)
Tax fees (3)
All other fees (4)
Total fees	$	$

(1)	Audit fees consist of fees for professional services rendered for the audit of our annual financial statements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All other fees consist of fees billed for services not associated with audit or tax.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description
3.1	Articles of Incorporation of the registrant, as currently in effect. (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
3.3	Certificate of Designations of Preferences and Rights of Series B-1 Preferred Stock. (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
3.4	Certificate of Designations of Preferences and Rights of Series B-2 Preferred Stock. (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
3.5	Certificate of Designations of Preferences and Rights of Series B-3 Preferred Stock. (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
3.6	Certificate of Designations of Preferences and Rights of Series C Preferred Stock. (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
3.7	Certificate of Designations of Preferences and Rights of Series CF-1 Preferred Stock. (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
3.8	Certificate of Designations of Preferences and Rights of Series CF-2 Preferred Stock. (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
3.9	Certificate of Designations of Preferences and Rights of Series F Preferred Stock. (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
3.10	Certificate of Designations of Preferences and Rights of Series E Preferred Stock (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
3.11	Bylaws of the registrant, as currently in effect. (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
3.12	Amended and Restated Certificate of Designations of Preferences and Rights of Series D Preferred Stock. (Incorporated by reference to Amended Registration Statement on Form S-1/A filed December 22, 2025).
3.13	Amendment to Certificate of Designations of Preferences and Rights of Series B-1 Preferred Stock (Incorporated by reference to Amended Registration Statement on Form S-1/A filed November 12, 2025).
3.14	Amendment to Certificate of Designations of Preferences and Rights of Series D Preferred Stock file January 12, 2026 (Incorporated by reference to Amended Registration Statement on Form S-1/A filed January 12, 2026).
3.15	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Current Report on Form 8-K filed February 17, 2026)
4.1	Third Amended and Restated Stockholders’ Agreement among the registrant and certain holders of its capital stock, dated as of June 24, 2024. (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
4.2	Loan and Security Agreement, dated as of June 5, 2019, between Eastward Fund Management, LLC and the registrant, as amended. (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
4.3	Second Amended and Restated Warrant to Purchase Stock between Eastward Fund Management, LLC and the registrant with an effective date of June 5, 2019. (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
4.4	Eight Month Warrant, dated June 25 2025 (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
4.5	Sixteen Month Warrant, dated June 25 2025 (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
4.6	Two Year Warrant, dated June 25 2025 (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
4.7	Nine Month Warrant, dated October 27, 2025 (Incorporated by reference to Amended Registration Statement on Form S-1/A filed November 12, 2025)
4.8	Sixteen Month Warrant, dated October 27, 2025 (Incorporated by reference to Amended Registration Statement on Form S-1/A filed November 12, 2025)
4.9	Twenty-four Month Warrant, dated October 27, 2025 (Incorporated by reference to Amended Registration Statement on Form S-1/A filed November 12, 2025)
4.10	Amendment No. 1 to Warrant to Purchase Common Stock (Incorporated by reference to Current Report on Form 8-K filed March 2, 2026).
10.1	Form of Master Agreement (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
10.2#	TG-17, Inc. Amended and Restated 2017 Equity Plan. (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
10.3#	TG-17, Inc. Amended and Restated Sub-Plan: Israel. (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
10.4	Securities Purchase Agreement, dated June 25 2025, by and among TG-17, Inc. and the purchasers identified on the signature pages thereto (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
10.5#	Employment Agreement, dated August 15, 2018, as may be amended, between Company and Doron Kempel. (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
10.6	Employment Agreement, dated May 25, 2017, as may be amended, between Company and Amit Hod. (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
10.7#	Employment Agreement, dated July 19, 2021, as may be amended, between Company and Joseph DeSalvo. (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
10.8#	Employment Agreement, dated January 2, 2024, as may be amended, between Company and Michael Lambert. (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
10.9	Twenty-seventh Amendment to Loan and Security Agreement (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
10.10	Securities Purchase and Conversion Agreement (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
10.11	Registration Rights Agreement dated June 25, 2025 (Incorporated by reference to Amended Registration Statement on Form S-1/A filed November 12, 2025)
10.12	Securities Purchase Agreement, dated October 27, 205, by and among TG-17, Inc. and the purchasers identified on the signature pages thereto (for Series D Preferred Stock and Warrants) (Incorporated by reference to Amended Registration Statement on Form S-1/A filed November 12, 2025)
10.13	Registration Rights Agreement, dated October 27, 2025 (Incorporated by reference to Amended Registration Statement on Form S-1/A filed November 12, 2025)
10.14	Securities Purchase Agreement, dated October 27, 205, by and among TG-17, Inc. and the purchasers identified on the signature pages thereto (for common stock) (Incorporated by reference to Amended Registration Statement on Form S-1/A filed November 12, 2025)
10.15	Registration Rights Agreement, dated October 27, 2025 (Incorporated by reference to Amended Registration Statement on Form S-1/A filed November 12, 2025)
10.16	Amendment No. 1 to Securities Purchase Agreement dated as of October 27, 2025 (Incorporated by reference to Amended Registration Statement on Form S-1/A filed December 22, 2025).
10.17	Amendment No. 2 to Securities Purchase Agreement dated as of October 27, 2025 (Incorporated by reference to Amended Registration Statement on Form S-1/A filed December 22, 2025).
10.18	Amendment No. 3 to Securities Purchase Agreement dated as of October 27, 2025 (Incorporated by reference to Amended Registration Statement on Form S-1/A filed December 22, 2025).
10.19	Amendment No. 4 to Securities Purchase Agreement dated as of October 27, 2025 (Incorporated by reference to Amended Registration Statement on Form S-1/A filed January 12, 2026).
10.20	Amendment No. 5 to Securities Purchase Agreement dated as of October 27, 2025 (Incorporated by reference to Current Report on Form 8-K filed January 29, 2026
10.21	Promissory Note due September 1, 2026 (Incorporated by reference to Current Report on Form 8-K filed March 2, 2026).
10.21	Amendment No. 2 to Securities Purchase Agreement (Incorporated by reference to Current Report on Form 8-K filed March 30, 2026)
10.22#+	Amendment to Employment Agreement with Doron Kempel
14.1+	Code of Conduct and Ethics
14.2+	Executive Compensation Recovery Policy
19.1+	Insider Trading Policy
21.1	List of subsidiaries of the registrant. (Incorporated by reference to Registration Statement on Form S-1 filed October 7, 2025.)
31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan or arrangement.
+	Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 31, 2026	Our Bond INC.

	By:	/s/ Doron Kempel
Doron Kempel
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Amit Hod
Amit Hod
Chief Financial Officer
(Principal Financial Officer
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Doron Kempel	Chairman and Chief Executive Officer	March 31, 2026
Doron Kempel

/s/ Amit Hod	Chief Financial Officer,	March 31, 2026
Amit Hod	Principal Financial and Accounting Officer

/s/ Adam Draizin	Director	March 31, 2026
Adam Draizin

/s/ Paul Morin	Director	March 31, 2026
Paul Morin

/s/ Randy Boutin	Director	March 31, 2026
Randy Boutin

