Form 10-Q
period 2026-03-31
Our Bond, Inc.
filed 2026-05-15
CIK 1756064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ___________

Commission File Number: 001-43087

Our Bond Inc.

(Exact name of registrant as specified in its charter)

Nevada	83-1751618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Broad Street, 17TH Floor, New York, NY 10004

(Address of principal executive offices) (Zip Code)

1-888-567-6234

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock par value $0.0001	OBAI	Nasdaq Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2026, the number of shares outstanding of the issuer’s common stock was 24,462,071.

OUR BOND INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OUR BOND INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except per share and share amounts)

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$3,758	$599
Accounts receivable	1,704	1,592
Prepaid expenses and other current assets	342	224
Total current assets	5,804	2,415
Property and equipment, net	89	86
Total assets	$5,893	$2,501

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,196	$2,588
Promissory Note	2,500	—
Deferred revenue, current	343	565
Related party loan	212	765
Current portion of long-term debt	1,555	1,555
Accrued and other current liabilities	2,443	2,645
Total current liabilities	10,249	8,118
Long-term debt, net of current portion	5,882	5,657
Total liabilities	16,131	13,775

Commitments and contingencies (Note 11)

Mezzanine Equity
Convertible Preferred Stock, $0.0001 par value; 879,122 shares and 1,561,892 shares authorized, at March 31, 2026 and December 31, 2025, respectively, 577,951 and 1,237,717 shares issued and outstanding as of March 31, 2025 and December 31, 2025, respectively	4,735	11,389
Stockholders’ deficit
Series preferred stock, $0.0001 par value; 149,120,878 shares and 148,438,108 shares authorized, at March 31, 2026 and December 31, 2025, respectively, 14,829,942 and 17,494,820 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2	2
Common stock, $0.0001 par value; 250,000,000 and 250,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively; 21,074,608 and 13,896,400 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2	1
Additional paid in capital	131,196	116,556
Accumulated other comprehensive income	(97)	(70
Accumulated deficit	(146,076)	(139,152
Total stockholders’ deficit	(14,973)	(22,663
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$5,893	$2,501

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OUR BOND INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended December 31,
	March 31, 2026	March 31, 2025

Revenue	$2,347	$2,249
Cost of revenues	2,300	2,176
Gross profit	47	73
Operating expenses
Research and development	691	555
General and administrative	2,441	1,026
Sales and marketing	3,290	277
Total operating expenses	6,422	1,858
Loss from operations	(6,375)	(1,785)
Other income (expense), net:
Financial expense, net	(292)	(377)
Income before income taxes	(6,667)	(2,162)
Income tax expense	36	—
Net loss	$(6,703)	$(2,162)

Net loss per share – basic and diluted	$(0.41)	$(0.73)

Weighted average number of common shares outstanding – basic and diluted	16,989	2,964

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

2

OUR BOND INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025

Net loss	$(6,703)	$(2,162)
Foreign currency translation adjustments, net of tax	(27)	(17)
Comprehensive loss	$(6,730)	$(2,179)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OUR BOND INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	Stockholders’ Deficit								Mezzanine Equity
	Series Preferred Stock		Common Stock Voting		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Series Preferred Stock
(U.S. dollars in thousands)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit	Shares	Amount
Balance as of January 1, 2026	17,494,820	$2	13,896,400	$1	$116,556	$(70)	$(139,152)	$(22,663)	1,237,717	11,389
Stock based compensation related to options granted to employees and non-employees	—	—	—	—	203	—	—	203	—	—
Exercise of options and vesting of early exercise	—	—	96	*—	—	—	—	*—	—	—
Issuance of common shares for service	—	—	161,963	*—	2,035	—	—	2,035	—	—
Issuance of common shares related to direct listing	—	—	418,219	*—	*—	—	—	*—	—	—
Exercise of Common Warrants to Common Stock	—	—	4,479	*—	20	—	—	20	—	—
Issuance of Series D convertible preferred stock- net of issuance costs	—	—	—	—	—	—	—	—	324,175	2,679
Conversion of Series E Preferred Stock into Common Stock	—	—	1,477,857	1	6,828	—	—	6,829	(682,770)	(6,828)
Exercise of Series D Common Warrants into Common Stock - net of issuance costs	—	—	8,098	*—	93	—	—	93	—	—
Conversion of Series D Convertible Preferred Stock into Common Stock	—	—	19,433	*—	196	—	—	196	(24,000)	(196)
Exercise of Series C Common Warrants into Common Stock - net of issuance costs	—	—	1,033,335	*—	3,121	—	—	3,121	—	—
Conversion of Series C Convertible Preferred Stock into Common Stock	—	—	1,367,742	*—	2,309	—	—	2,309	(277,171)	(2,309)
Conversion of B-2 Preferred Stock into Common Stock	(607,775)	*—	607,775	*—	—	—	—	*—	—	—
Conversion of B-3 Preferred Stock into Common Stock	(2,057,103)	*—	2,057,102	*—	—	—	—	*—	—	—
Common Stock Dividend	—	—	22,109	*—	85	—	(85)	*—	—	—
Direct Listing Costs	—	—	—	—	(250)	—	—	(250)	—	—
Cash Dividend	—	—	—	—	—	—	(136)	(136)	—	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(27)	—	(27)	—	—
Net loss	—	—	—	—	—	—	(6,703)	(6,703)	—	—

Balance as of March 31, 2026	14,829,942	$2	21,074,608	$2	$131,196	$(97)	$(146,076)	$(14,973)	577,951	4,735
Balance as of January 1, 2025	26,560,266	$3	2,963,695	$1	$111,509	$44	$(128,070)	$(16,513)	—	—
Stock based compensation related to options granted to employees and non-employees	—	—	—	—	82	—	—	82	—	—
Exercise of options and vesting of early exercise	—	—	609	*—	*—	—	—	*—		—
Issuance of Series CF preferred stock	1,033,601	*—	—	—	2,476	—	—	2,476	—	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(17)	—	(17)	—	—
Net income	—	—	—	—	—	—	(2,162)	(2,162)	—	—
Balance as of March 31, 2025	27,593,867	$3	2,964,304	$1	$114,067	$27	$(130,232)	$(16,134)	—	—

*	)Represents less than $1

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OUR BOND INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,703)	$(2,162)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Stock-based compensation	203	82
Depreciation	10	12
Common stock issued for legal and other services	2,035	—
Interest related to Convertible Promissory Notes and Loan Facility	226	368
Changes in operating assets and liabilities:
Accounts receivable	(112)	850
Prepaid expenses and other current assets	(119)	(29)
Accounts payable	607	(356)
Deferred revenue	(219)	12
Accrued and other current liabilities	(338)	(193)
Net cash flows used in operating activities	(4,410)	(1,416)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and sell of property and equipment	(11)	—
Net cash flows used in by investing activities	(11)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Payments as part of related party loans	(555)	(350)
Issuance of Series CF-1 Preferred Stock	—	2,535
Issuance of Series CF-1 Preferred Stock fundraising fees	—	(58)
Issuance of Series D convertible preferred stock	2,950	—
Issuance of Series D convertible preferred stock - issuance costs	(271)	—
Issuance of Promissory Note	3,000	—
Payment of Promissory Note	(500)
Exercise of Series C Common Warrants	3,356	—
Exercise of Series C Common Warrants - issuance costs	(235)
Exercise of Series D Common Warrants	100	—
Exercise of Series D Common Warrants - issuance costs	(7)	—
Exercise of Common Stock Warrants	19	—
Direct Listing Costs	(250)	—
Net cash flows provided by financing activities	7,607	2,127
Effect of exchange rate on cash	(27)	(17)
Change in cash, cash equivalents and restricted cash	3,159	694
Cash, cash equivalents, and restricted cash beginning of period	599	726
Cash, cash equivalents, and restricted cash end of period	$3,758	$1,420

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$37	$28
SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOW INFORMATION:
Common Stock Dividend	$85	—
Accounts payable associated with equity financing and unpaid dividends	$658	—
Common stock issued in connection with a direct listing	$13,801	—
Conversion of Preferred Stock into Common Stock	$9,333

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OUR BOND INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission, or SEC, Regulation S-X.

The December 31, 2025 consolidated balance sheet was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC, but does not include all disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of results of operations and financial position, have been included. The results for the interim periods presented are not necessarily indicative of the results expected for any future period. The following information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

The accompanying financial statements have been prepared on a going concern basis. However, the Company has incurred recurring losses and negative operating cash flows, and its current liabilities exceed its current assets as of March 31, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies disclosed in Note 4 - Significant Accounting Policies, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Recently Issued Accounting Pronouncements

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

Note 2 – Revenue

Disaggregation of Revenue

The Company recognizes revenue classified in services and other either at a point in time or over time. Revenue by point in time and over time was as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
SaaS revenue recognized over time	$363	$330
Services and other revenue recognized point in time	1,984	1,919
Total revenue	$2,347	$2,249

The deferred revenue balance represents payments received for performance obligations not yet satisfied. The following table shows the changes in deferred revenue during the three months ended March 31, 2026, and 2025 respectively (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Balance at beginning of period	$562	$776
Deferred revenue additions during period	223	262
Revenue recognized during period	(442)	(271)
Balance at end of period	$343	$767

Revenue recognized during the three months ended March 31, 2026 that was included in deferred revenue as of December 31, 2025 was $299. Revenue recognized during the three months ended March 31, 2025 that was included in deferred revenue as of December 31, 2024 was $260.

Revenue allocated to remaining performance obligations that are unsatisfied (or partially unsatisfied), which includes deferred revenue and amounts that will be invoiced and recognized as revenue in future periods, will be recognized within one year or less.

Note 3 – Segment and Geographical Information

The Company’s security solutions are substantially similar in nature and as a result the Company operates as one operating and reportable segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources. The CODM evaluates performance based on income (loss) from operations, which is calculated as revenues less cost of sales and operating expenses. This measure excludes interest income (expense), other income (expense) and income taxes. The CODM reviews income (loss) from operations on a monthly basis to assess the Company’s ability to generate earnings from its core activities and to monitor operating efficiency. This analysis includes comparisons of current results to budgeted amounts, prior periods and internal forecasts. Based on these evaluations, the CODM determines whether to adjust operating plans, modify pricing strategies, implement cost-control initiatives or adjust resource levels in specific functional areas. In addition, the CODM uses income (loss) from operations to make decisions about the allocation of resources, including approving capital expenditures, prioritizing research and development initiatives, adjusting headcount in specific departments and determining marketing spend. The CODM also considers this measure when evaluating the performance of the management team and establishing annual incentive compensation targets. Income/loss from operations is the Company’s primary measure of profit or loss, and all costs and expenses categories on the Company’s consolidated statement of operations, as well as stock-based compensation, depreciation and amortization expenses, are significant. Refer to Note 9 for additional information about the Company’s stock-based compensation expense.

Revenue by geographic area is designated based upon the billing location of the customer as follows (in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
United States	$2,338	$2,238
Isreal	9	11
Total revenue	$2,347	$2,249

Property and equipment by geographic areas was as follows (in thousands):

	March 31,	December 31,
	2026	2025
United States	$15	$18
Israel	70	68
France	4	—
Total property and equipment	$89	$86

Note 4 – Earnings Per Share

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

	Three Months Ended
	March 31, 2026	March 31, 2025
Numerator:	(in thousands, except per share data)
Net loss attributable to common stockholders	$(6,703)	$(2,162)
Less: preferred dividends	(221)	—
Net loss attributable to common shareholders	(6,924)	(2,162)
Denominator:
Weighted-average common shares outstanding	16,989	2,964

Net loss per common share	$(0.41)	$(0.73)

The following potential common share equivalents were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive in the period presented (in thousands):

	March 31,	December 31,
	2026	2025
Convertible preferred stock	15,514	20,782
Common Stock Warrants	25,376	26,421
Preferred Stock Warrants	247	247
Stock options	14,903	7,337
Total potential common stock excluded from net loss per share	56,040	54,787

Note 5 – Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid expenses	$131	$37
Other current assets	211	187
Total prepaid expenses and other current assets	$342	$224

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Computers and peripheral equipment	$423	$411
Office furniture and equipment	46	46
Electronic equipment	290	290
Leasehold improvements	18	18
	777	765
Less: accumulated depreciation	(688)	(679)
Total property and equipment, net	$89	$86

Depreciation expenses for the three months ended March 31, 2026 and 2025 amounted to $10 and $12, respectively.

Accrued and other current liabilities was composed of the following (in thousands):

	March 31,	December 31,
	2026	2025
Employee and related accruals	$693	$822
Accrued expenses	1,528	1,686
Dividends payable	195	61
Other	27	76
Total accrued and other current liabilities	$2,443	$2,645

Note 6 – Loan and Promissory Note

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

Between 2021 and 2024, the Loan Facility was amended multiple times to defer and restructure principal and interest payments and extend the applicable forbearance period through the earlier of December 31, 2025 or the closing of a qualifying equity financing.

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

The total interest expenses and accrued interest for the three months ended March 31, 2026 were $226 and $610, respectively, and as for three months ended March 31, 2025, were $350 and $3,158, respectively. Any unpaid interest was accrued as part of the loan.

On March 1, 2026, the Company issued a Promissory Note in the principal amount of $2,500,000. The Promissory Note bears interest at a rate of 10% per annum and matures on September 1, 2026. The Company is required to apply 25% of the net proceeds from any future offerings or issuances of the Company’s securities toward repayment of the Promissory Note until it is paid in full. In the event of default, the Promissory Note will bear interest at a rate of 24% per annum, and any late payments will be subject to a late fee equal to 10% of the overdue amount.

The total interest expenses and accrued interest for the three months ended March 31, 2026 were $21 and $0, respectively.

Note 7 – Related Party

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

During the three months ended March 31, 2026 and 2025, the Company repaid $555 and $350, respectively, of the outstanding balance under the Revolving Promissory Note. As of March 31, 2026 and December 31, 2025, the outstanding balance under the Revolving Promissory Note was $212 and $765, respectively.

The total interest expenses recorded in the three months ended March 31, 2026 and 2025 were $2 and $18, respectively.

Note 8 – Preferred Stock and Common Stock

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

Composition of stock capital

The stock capital of the Company as of March 31, 2026 and December 31, 2025 is comprised of stock of $ 0.0001 par value each, as follows:

	March 31, 2026		December 31, 2025
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
Common stock
Common stock voting	200,000,000	21,074,608	200,000,000	10,315,901
Common stock non-voting	50,000,000	—	50,000,000	3,580,499
Total common stock	250,000,000	21,074,608	250,000,000	13,896,400
Preferred stock
Series B-1 preferred stock	25,356,256	8,204,944	25,356,256	8,204,944
Series B-2 preferred stock	27,463,149	1,520,962	27,463,149	2,128,737
Series B-3 preferred stock	21,453,390	5,094,036	21,453,390	7,151,139
Series CF-1 preferred stock	—	—	14,128,084	—
Series CF-2 preferred stock	—	—	2,900,000	—
Series F preferred stock	10,000	10,000	10,000	10,000
Non-designated preferred stock	74,838,083	—	57,127,229	—
Total preferred stock	149,120,878	14,829,942	148,438,108	17,494,820

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

All issued and outstanding shares of the Series CF-1 Preferred Stock, Series CF-2 Preferred Stock and Series E Preferred Stock were converted into shares of the Company’s common stock. As a result, no shares of such series remained issued or outstanding as of March 31, 2026, and the Company withdrew the related Certificates of Designation.

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

Conversion:

Shares of Series D Preferred Stock have a stated value of $10.00 per shares and are convertible to the common stock at a price of $12.35 per share of common stock. Conversions of Series C Preferred Stock are limited such that no conversion will be allowed to the extent that, immediately following the conversion, the holder, its affiliates or any other person acting as a group, would beneficially own in excess of 9.99% of the Company’s issued and outstanding common stock. See also note 12.

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

Dividends

During the three months ended March 31, 2026, the Company recorded total dividends of $136. As of March 31, 2026, accrued dividends payable were $197.

Issuance of Preferred Stock and Warrants

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

On June 2025, the Company entered into a Series C Preferred Stock Purchase Agreement (the “Series C SPA”) with a new investor. According to the Series C SPA, Company issued an aggregate of 329,671 shares of Series C Preferred Stock, par value $0.0001 per share, together with warrants to purchase 4,000,000 shares of common stock, for an aggregate consideration of $3,000. Series C Preferred Stock features a stated value of $10.00 per share and is convertible to common stock at a price of $2.0265 per share. The warrants are exercisable at a price of $3.2475 per share, with expiration dates as follows: 1,000,000 warrants have an expiration date of eight (8) months, 1,000,000 warrants have an expiration date of sixteen (16) months, and 2,000,000 warrants have an expiration date of two (2) years from the issuance date. See also note 12.

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

On August 6, 2025, the Company entered into a Securities Purchase and Conversion Agreement. Pursuant to the Agreement, the Company converted 50% of its outstanding loan obligations, totaling approximately $6.8 million, into 682,770 shares of its Series E Convertible Preferred Stock (“Series E Preferred”), stated value $10.00 per share. The Series E Preferred is convertible into shares of the Company’s common stock and accrues dividends on the stated value thereof at the same rate as the original loan. Dividends are payable, at the Company’s election, in cash or shares of common stock. The initial conversion price for the Series E Preferred is $4.62 per share. During the three months ended March 31, 2026, the Company issued 22,109 shares of its common stock as stock dividends, and as of March 31, 2026, an aggregate of 121,457 shares of common stock had been issued as stock dividends. See also note 6.

On October 15, 2025, all outstanding shares of the Company’s Series CF-1 Preferred Stock and Series CF-2 Preferred Stock were converted into shares of non-voting common stock. Subsequently, on February 2, 2026, all outstanding shares of non-voting common stock were converted into shares of the Company’s voting common stock.

On October 27, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) for the issuance and sale of a total of 549,451 shares of Series D Preferred Stock and warrants to the purchase a total of 25,000,000 shares of common stock. At the initial closing under the SPA on October 27, 2025, the Company issued 109,891 shares of Series D Preferred Stock for consideration of $1,000, together with warrants to purchase a total of 25,000,000 shares of common stock exercisable at a price of $12.35 per share (the “Warrants”), with expiration dates as follows: 16,000,000 warrants have an expiration date of nine (9) months, 3,000,000 warrants have an expiration date of sixteen (16) months, and 6,000,000 warrants have an expiration date of two (2) years from the issuance date. The Warrants may not be exercised on a cashless basis unless, upon the listing of the Company’s common stock on any recognized stock exchange pursuant to an effective registration statement, there is no effective registration statement covering, or no current prospectus available for, the free resale of the warrant exercise shares by the holder. On December 2025, the Company completed three additional closings under the SPA for an aggregate consideration of $1,050, pursuant to which the Company issued an additional 115,385 shares of Series D Preferred Stock. On January 12, 2026, at a fifth closing under the SPA, the Company issued 93,407 additional shares of Series D Preferred Stock for additional consideration of $850. On January 30, 2026, at a sixth closing under the SPA, we issued 131,867 additional shares of Series D Preferred Stock for consideration of $1,200. On February 4, at a final closing under the SPA, the Company issued 98,902 additional shares of Series D Preferred Stock for consideration of $900. Total issuance costs related to the Series D Preferred Stock were $506. See also note 12.

On November 3, 2025, an aggregate of 7,025,651 shares of Series B-2 Preferred Stock were converted into common stock. On November 3, 2025, an aggregate of 7,025,651 shares of Series B-2 Preferred Stock were converted into common stock. In addition, on February 4, 2026, an additional 607,775 shares of Series B-2 Preferred Stock were converted into common stock. All such conversions were completed in accordance with the original terms of the applicable agreements, and accordingly, no gain or loss was recognized upon conversion.

On February 4, 2026, the Company issued 161,963 shares of common stock to certain service providers in exchange for services rendered, for aggregate non-cash consideration of $2,035,000, based on the market value of the common stock at the time of the agreement.

On February 4, 2026, pursuant to the terms of an engagement agreement entered into in connection with the Company’s direct listing, upon (i) the successful consummation of the direct listing and (ii) the closing of financings with aggregate gross proceeds of at least $5.0 million, the Company issued 418,219 shares of common stock to certain designees, representing 0.5% of the Company’s outstanding common stock on a fully diluted basis. The shares were issued as consideration for investment banking and advisory services and had an aggregate value of approximately $33,801,000, based on an implied value of $33.00 per share. The fair value of the shares issued was recorded as an increase to additional paid-in capital, with an offsetting reduction to additional paid-in capital as equity issuance costs related to the direct listing.

On February 5, 2026, all 682,770 outstanding shares of the Company’s Series E Convertible Preferred Stock were converted into 1,477,857 shares of the Company’s common stock in accordance with the terms of the Series E Preferred. Following the conversion, no shares of Series E Preferred remained outstanding.

On March 1, 2026, the Company entered into Amendment No. 1 (the “Amendment”) to a Warrant to Purchase Shares of Common Stock originally issued on October 27, 2025 (the “Warrant”). The Warrant provides for the purchase of up to 16,000,000 shares of the Company’s common stock at an exercise price of $12.35 per share and expires on July 27, 2026. Pursuant to the Amendment, the exercise price for 12,000,000 shares underlying the Warrant was temporarily reduced as follows: (i) $2.25 per share for 4,500,000 shares for a period of 60 days; (ii) $2.75 per share for 3,750,000 shares for a period of 60 days; and (iii) $3.25 per share for 3,750,000 shares for a period of 75 days. Upon expiration of the reduced exercise price periods, the exercise price for the applicable warrants will revert to the original exercise price of $12.35 per share. All other terms and conditions of the Warrant remain unchanged, and the Amendment was effected in accordance with the terms of the applicable agreements; accordingly, no gain or loss was recognized in connection with the transaction. See also note 12.

On March 3, 2026 and March 17, 2026, an aggregate of 2,057,102 shares of Series B-3 Preferred Stock were converted into common stock.

During the three months ended March 31, 2026, holders of Series D preferred stock converted an aggregate of 24,000 shares of Series D preferred stock with a stated value of $10.00 per share into 19,433 shares of common stock at a conversion price of $12.35 per share. In addition, holders of Series C preferred stock converted an aggregate of 277,171 shares of Series C preferred stock with a stated value of $10.00 per share into 1,367,742 shares of common stock at a conversion price of $2.0265 per share.

During the three months ended March 31, 2026, the Company issued 8,098 shares of common stock upon the exercise of warrants from the Series D financing, resulting in aggregate proceeds of approximately $100,010. In addition, the Company issued 1,033,335 shares of common stock upon the exercise of Series C warrants at an exercise price of $3.2475 per share, resulting in aggregate proceeds of approximately $3.35 million. The Company incurred issuance costs of approximately $242,000 related to the warrant exercises.

Note 9 – Stock-Based Compensation

The Equity Incentive Plan provides for the Company to grant ISOs, and NSOs to employees, advisers, and directors. As of March 31, 2026 there were 15,111,193 equity awards authorized including 208,135 awards that were exercised to common stock.

Stock Options

Stock options represent the right to purchase shares of common stock on the date of exercise at a stated exercise price. The exercise price of a stock option generally must be at least equal to the fair market value of the common stock on the date of grant. Options vest over a period of time not to exceed 10 years from the grant date. For the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense of $203 and $82, respectively.

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

The following table summarizes the Company’s stock option activity and related information:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life
Outstanding as of December 31, 2025	7,336,803	$0.76	$3,716,928	8.71
Granted	7,589,660	$1.31	$-	-
Exercised during period	-	$-	-	-
Forfeited	631	$0.95	$-	-
Expired	12,870	$1.15	-	-
Outstanding as of March 31, 2026	14,912,962	$1.04	$3,716,511	9.20

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s shares of common stock for those options that had exercise prices lower than the fair value of the Company’s shares of common stock.

The weighted-average grant date fair value of options granted was $1.04 and $0.42 for the years ended March 31, 2026 and 2025, respectively.

As of March 31, 2026 and 2025, the total remaining unrecognized compensation expense related to non-vested stock options was $4,672 and $308, respectively, which will be amortized over the weighted-average period of 3.37 years and 0.94 years, respectively.

Total stock-based compensation expense for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Years Ended
	March 31, 2026	March 31, 2025
Cost of sales	15	4
Research and development	33	36
Sales and marketing	7	16
General and administrative	148	26
Total stock-based compensation expense	203	82

Note 10 – Income Taxes

The Company’s quarterly tax provision and estimate of its annual effective tax rate is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income (or loss) relates, changes in how the Company does business, and tax law developments. The Company’s estimated effective tax rate for the year differs from the U.S. statutory rate of 21% primarily as a result of not benefiting U.S. losses as those losses are not more likely than not to be realized, as well as its foreign operations, which are subject to tax rates that differ from those in the United States.

The Company recorded an income tax expense of $36 and $0 for the three months ended March 31, 2026 and 2025, respectively.

Note 11 – Commitments and Contingencies

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

Note 12 – Subsequent Events

On April 9, 2026, the Securities and Exchange Commission declared effective the registration statement covering the resale of shares issuable under the Company’s equity line financing arrangement originally entered into on October 27, 2025 pursuant to a Securities Purchase Agreement. The facility provides the Company with the right, but not the obligation, to direct the purchaser to purchase shares of the Company’s common stock from time to time, subject to specified pricing, volume and other customary conditions, for aggregate gross proceeds of up to $300.0 million. Following the effectiveness of the registration statement, the Company became eligible to access the facility in accordance with its terms. In April and May 2026, the Company entered into amendments to the equity line financing arrangement that modified certain operational, pricing and settlement provisions and reduced the maximum aggregate purchase commitment under the facility from $300.0 million to $50.0 million.

On May 4, 2026, the Company issued a Second Promissory Note in the principal amount of $1,000,000. The Second Promissory Note bears interest at a rate of 10% per annum and matures on September 1, 2026. The Company is required to apply a cumulative total 25% of the net proceeds from any future offerings or issuances of the Company’s securities toward repayment of the Second Promissory Note and/or the Promissory Note issued March 1, 2026 until both notes are paid in full. In the event of default, the Second Promissory Note will bear interest at a rate of 24% per annum, and any late payments will be subject to a late fee equal to 10% of the overdue amount.

Also on May 4, 2026, the Company entered into amendments to certain warrants originally issued in connection with the Company’s October 27, 2025 Series D financing transactions. Pursuant to the amendments, warrants to purchase an aggregate of 9,000,000 shares of common stock were repriced, including (i) three tranches of 1,000,000 warrants each expiring February 27, 2027 repriced to exercise prices of $1.25, $1.75 and $2.25 per share, respectively, and (ii) three tranches of 2,000,000 warrants each expiring October 27, 2027 repriced to exercise prices of $3.50, $4.00 and $4.50 per share, respectively. In addition, all remaining 15,991,902 Series D warrants, as well as 300,000 Series C warrants, were cancelled.

Further, on May 4, 2026, the Company agreed to amend the Certificates of Designation relating to its Series C Preferred Stock and Series D Preferred Stock. Pursuant to the amendments, the conversion price of the Series D Preferred Stock was adjusted to $2.0265 per share. In addition, a “leak-out” provision was added to both the Series C Preferred Stock and Series D Preferred Stock, pursuant to which holders collectively may not sell, on any trading day, a number of conversion shares exceeding 10% of the total daily trading volume of the Company’s common stock, unless such sales are made at a price equal to or greater than 115% of the closing price of the Company’s common stock on the immediately preceding trading day.

The Company has evaluated all transactions through May, 15, 2026, the date these consolidated financial statements were available to be issued and has determined that there are no other events, other than the following, that would require disclosure in or adjustment to these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For the three months ended March 31, 2026, the Company demonstrated annual recurring revenue (“ARR”) of approximately $10 million and total bookings of $10.5 million. For the three months ended March 31, 2025, the Company demonstrated ARR of approximately $9.74 million and total bookings of $10.6 million. The Company use ARR as a metric to measure customer demand and growth, and use booking values act as an indicator of customer engagement, including new sales and renewals. These figures highlight consistent growth and increasing customer demand.

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

Results of Operations

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025

Net Revenues

The majority of our net revenues for the three months ended March 31, 2026 and 2025, were generated from our B2B services. For the three months ended March 31, 2026, 15.47% of our revenue was generated from cloud-based SaaS services, while 84.53% came from our physical service offerings. This compares to 14.67% and 85.33%, respectively, for the three months ended March 31, 2025.

Total revenue increased by $98,000 or approximately 4.36% to $2,347,000 for the three months ended March 31, 2026, compared to approximately $2,249 for the three months ended March 31, 2025. This increase reflects continued demand for our security services and modest growth in our customer base during the three months ended March 31, 2026 compared to the same period in 2025

Cost of Services Sold.

Our cost of services sold increased slightly by $124,000 or approximately 5.7% to $2,300,000 for the three months ended March 31, 2026 compared to $2,176,000 for the three months ended March 31, 2025. This modest change is not considered significant and primarily reflects the Company’s continued global expansion and the use of outsourced services to support its growth initiatives.

	Three Months Ended
	March 31, 2026	March 31, 2025
	($ in thousands)
Command Center Operations	$853	$581
Security Services	1,447	1,595
	$2,300	$2,176

Operating Expenses.

Our operating expenses for the three months ended March31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
	($ in thousands)
General and Administrative	$2,441	$1,026
Research and Development	691	555
Sales and Marketing	3,290	277
	$6,422	$1,858

Our operating expenses for the three months ended March 31, 2026, were approximately $6,422,000 compared to approximately $1,858,000 for the three months ended March 31, 2025, an increase of approximately $4,564,000.

The increase in operating expenses for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily attributable to non-recurring costs associated with the Company’s transition to and operation as a public company following the completion of its public listing on February 4, 2026. Such costs included approximately $1.2 million of one-time expenses related to the public listing transaction, a $2.0 million strategic marketing investment related to 2026 (TV ads that will be aired in the second half of 2026), approximately $0.8 million of investor relations expenses, and approximately $0.4 million of incremental public company operating costs, primarily consisting of increased directors and officers insurance premiums and accounting-related expenses.

Net Profit/Loss

As a result of the foregoing, the Company suffered a net loss of approximately $6,703,000 for the three months ended March 31, 2026, compared to a net loss of approximately $2,162,000 for the three months ended March 31, 2025.

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

In alignment with Bond’s business plan and operating model, management projects that as sales and the number of end-users increase, utilization of the overall Bond platform will improve, driving the company toward profitability.

When referring to the Bond platform, we include the full ecosystem that enables and supports the service globally, including: command centers around the world; security agents; engineering resources responsible for developing, maintaining, and enhancing the technology that powers the app, command centers, and cloud infrastructure; as well as the company’s relationships with third parties, first responders, and other key partners.

At this stage, the Bond platform has been built to scale and support a significant global end-user base. We continue to gradually onboard additional end-users as we secure new customers and as existing corporate customers expand the population of employees offered the Bond service. At the same time, we are steadily increasing our investments in marketing and sales in order to accelerate growth and advance the company toward profitability.

Summary of Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31, 2026	March 31, 2025
	($ in thousands)
Net cash (used in) operating activities	$(4,410)	$(1,416)
Net cash (used in) investing activities	(11)	-
Net cash provided by financing activities	7,607	2,127
Effect of exchange rate changes on cash	(27)	(17)
Cash and cash equivalents at end of period	$3,758	$1,420

Operating Activities.

We continue to experience negative cash flow from operating activities as we expand our business. Cash flows from operating activities are significantly affected by investments to support the growth of our business, including expenditures related to product and service development, engineering resources required to maintain and enhance our technology platform, Command Center operations, and selling, general and administrative functions. In addition, operating cash flows during the three months ended March 31, 2026 were adversely affected by non-recurring costs associated with the Company’s transition to and operation as a public company following the completion of its public listing on February 4, 2026. Such costs included approximately $1.2 million of one-time expenses related to the public listing transaction, a $2.0 million strategic marketing investment related to 2026 (TV ads that will be aired in the second half of 2026), approximately $0.8 million of investor relations expenses, and approximately $0.4 million of incremental public company operating costs, primarily consisting of increased directors and officers insurance premiums and accounting-related expenses. Operating cash flow also continue to be impacted by working capital requirements associated with supporting our growth, including fluctuations in personnel-related expenditures, accounts payable, and other current assets and liabilities.

Net cash used in operating activities for the three months ended March 31, 2026 was approximately $4,410,000 which reflects our net loss of approximately $6,703,000. Net cash used in operating activities for the three months ended March 31, 2025 was approximately $1,416,000 which reflects our net loss of approximately $2,162,000.

Investing Activities

Our investing activities have consisted primarily of the purchases of assets and equipment. We have invested in assets and equipment to support our Command Center growth.

Net cash used in investing activities for the three months ended March 31, 2026 was approximately $11,000 which was entirely attributable to purchases of IT and other Electronic equipment.

Financing Activities

Net cash provided by financing activities was $7.6 million during the three months ended March 31, 2026, consisting primarily of $2.95 million in proceeds from the issuance of Series D convertible preferred stock, $2.5 million in proceeds from the issuance of a promissory note, and $3.5 million from the exercise of common warrants, partially offset by repayments of related party loans, promissory note and stock issuance costs.

Issuance of Series D Preferred Stock

On October 27, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) for the issuance and sale of up to 549,451 shares of Series D Preferred Stock. During 2025, the Company completed four closings under the SPA and issued an aggregate of 225,275 shares of Series D Preferred Stock for gross proceeds of approximately $2.1 million. During the three months ended March 31, 2026, the Company completed the remaining closings under the SPA and issued an additional 324,176 shares of Series D Preferred Stock for aggregate gross proceeds of approximately $2.95 million. Issuance costs incurred during the three months ended March 31, 2026 were approximately $0.2 million.

Exercise of Series C and Series D Common Warrants

During February 2026, holders of the Company’s Series C and Series D warrants exercised warrants to purchase an aggregate of 1,041,433 shares of the Company’s common stock. The Series C warrants were exercised at an exercise price of $3.2475 per share, and the Series D warrants were exercised at an exercise price of $12.35 per share. As a result of these exercises, the Company received aggregate gross proceeds of approximately $3.46 million.

Promissory Note

On March 1, 2026, the Company issued a Promissory Note in the principal amount of $2,500,000. The Promissory Note bears interest at a rate of 10% per annum and matures on September 1, 2026. The Company is required to apply 25% of the net proceeds from any future offerings or issuances of the Company’s securities toward repayment of the Promissory Note until it is paid in full. In the event of default, the Promissory Note will bear interest at a rate of 24% per annum, and any late payments will be subject to a late fee equal to 10% of the overdue amount.

The following table summarizes our financing activities for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31, 2026	March 31, 2025
	($ in thousands)
Payments as part of Related Party Loans	$(555)	$(350)
Issuance of Series CF Preferred Stock	-	2,535
Issuance of Series CF Preferred Stock fundraising fees	-	(58)
Issuance of Series D convertible preferred stock	2,950	-
Issuance of Series D convertible preferred stock - issuance costs	(271)	-
Issuance of Promissory Note	3,000	-
Payment of Promissory Note	(500)	-
Exercise of Series C Common Warrants	3,356	-
Exercise of Series C Common Warrants - issuance costs	(235)	-
Exercise of Series D Common Warrants	100	-
Exercise of Series D Common Warrants - - issuance costs	(7)	-
Exercise of Common Stock Warrants	19	-
Direct Listing Costs	(250)	-
	$7,607	$2,127

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements and the related notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In preparing the condensed consolidated financial statements, we apply accounting policies and estimates that affect the reported amounts and related disclosures. Inherent in such policies are certain key assumptions and estimates made by management, which we believe best reflect our underlying business and economic conditions. Our estimates are based on historical experience and various other factors and assumptions that we believe are reasonable under the circumstances. We regularly re-evaluate our estimates used in the preparation of the condensed consolidated financial statements based on our latest assessment of the current and projected business and economic environment. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates. There have been no material changes to our critical accounting policies and estimates as described in Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Annual Report on Form 10-K.

Recently Accounting Pronouncements and SEC Rules

See Note 1 to our Consolidated Financial Statements included elsewhere in this Form 10-Q for recently adopted accounting pronouncements and SEC rules and recently issued accounting pronouncements not yet adopted as of the date of this report.

Contractual Obligations and Commitments

In addition to ongoing capital expenditures and working capital needs to fund operations over the next twelve (12) months, our contractual obligations to make future payments primarily relate to our operating lease obligations and insurance obligations, all of which are governed by agreements with month-to-month terms, and which are generally terminable after a notice period at any time. We purchase equipment and software necessary to conduct our operations on an as-needed basis.

Known Trends, Events and Uncertainties

We are not currently aware of any trends, events, or uncertainties that are reasonably likely to have a material effect on our financial condition. For a further discussion of factors that may affect future operating results, see the section entitled “Risk Factors” in our most recent annual report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31,2026. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of the period ended March 31, 2026, the Company’s disclosure controls and procedures were effective.

As described in our Annual Report on Form 10-K for the year ended December 31, 2025, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, our senior management has concluded that the Company’s internal controls over financial reporting were effective for the period ended December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Our business, financial condition, operating results, and cash flows may be impacted by a number of factors, many of which are beyond our control, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026, the occurrence of any one of which could have a material adverse effect on our actual results.

There have been no material changes to our risk factors previously disclosed in Item 1A. of Part I, “Risk Factors” of our 2025 Annual Report on Form 10-K, filed March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act or were not previously reported in a Current Report on Form 8-K filed by the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 15, 2026	Our Bond, Inc.

	By:	/s/ Doron Kempel
Doron Kempel
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Amit Hod
Amit Hod
Chief Financial Officer
(Principal Financial Officer
Principal Accounting Officer)

