Form 10-Q
period 2026-06-30
Our Bond, Inc.
filed 2026-08-14
CIK 1756064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

1-888-567-6234

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock par value $0.0001	OBAI	Nasdaq Global Market

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

As of August 14, 2026, the number of shares outstanding of the issuer’s common stock was 29,975,526.

OUR BOND INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OUR BOND INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except per share and share amounts)

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$5,190	$599
Accounts receivable	1,644	1,592
Prepaid expenses and other current assets	430	224
Total current assets	7,264	2,415
Property and equipment, net	93	86
Total assets	$7,357	$2,501

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,593	$2,588
Deferred revenue, current	636	562
Related party loan	-	765
Current portion of long-term debt	2,343	1,555
Accrued and other current liabilities	2,715	2,648
Total current liabilities	8,287	8,118
Long-term debt, net of current portion	5,323	5,657
Total liabilities	13,610	13,775

Commitments and contingencies (Note 11)

Mezzanine Equity
Convertible Preferred Stock, $0.0001 par value; 1,246,063 shares and 1,561,892 shares authorized, at June 30, 2026 and December 31, 2025, respectively, 821,796 and 1,237,717 shares issued and outstanding as of June 30, 2025 and December 31, 2025, respectively	7,153	11,389
Stockholders’ deficit
Series preferred stock, $0.0001 par value; 148,438,108 shares and 148,438,108 shares authorized, at June 30, 2026 and December 31, 2025, respectively, 14,651,864 and 17,494,820 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	2	2
Common stock, $0.0001 par value; 250,000,000 and 250,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 29,973,178 and 13,896,400 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3	1
Additional paid in capital	137,679	116,556
Accumulated other comprehensive income	(111)	(70)
Accumulated deficit	(150,979)	(139,152)
Total stockholders’ deficit	(13,406)	(22,663)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$7,357	$2,501

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OUR BOND INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$2,121	$2,275	$4,469	$4,524
Cost of revenues	2,255	1,940	4,555	4,116
Gross profit	(134)	335	(86)	408
Operating expenses:
Research and development	728	664	1,419	1,219
General and administrative	2,316	1,569	4,759	2,596
Sales and marketing	749	839	4,041	1,115
Total operating expenses:	3,793	3,072	10,219	4,930
Loss from operations	(3,927)	(2,737)	(10,305)	(4,522)
Other income (expense), net:
Financial expense, net	(827)	(369)	(1,119)	(746)
Other income	-	71		71
Income before income taxes	(4,754)	(3,035)	(11,424)	(5,197)
Income tax expense	18	-	49	-
Net loss	$(4,772)	$(3,035)	$(11,473)	(5,197)

Net loss per share – basic and diluted	$(0.20)	$(1.02)	$(0.57)	(1.75)

Weighted average number of common shares outstanding – basic and diluted	24,659	2,988	20,845	2,976

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

2

OUR BOND INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net loss	$(4,772)	$(3,035)	$(11,473)	$(5,197)
Foreign currency translation adjustments, net of tax	(14)	(43)	(39)	(57)
Comprehensive loss	$(4,786)	$(3,078)	$(11,512)	$(5,254)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OUR BOND INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	Stockholders’ Deficit								Mezzanine Equity
	Series Preferred Stock		Common Stock Voting		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Series Preferred Stock
(U.S. dollars in thousands)	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit	Shares	Amount
Balance as of January 1, 2026	17,494,820	$2	13,896,400	$1	$116,556	$(70)	$(139,152)	$(22,663)	1,237,717	$11,389
Stock based compensation related to options granted to employees and non-employees	—	—	—	—	203	—	—	203	—	—
Exercise of options and vesting of early exercise	—	—	96	*—	—	—	—	*—	—	—
Issuance of common shares for service	—	—	161,963	*—	2,035	—	—	2,035	—	—
Issuance of common shares related to direct listing	—	—	418,219	*—	*—	—	—	*—	—	—
Exercise of Common Warrants to Common Stock	—	—	4,479	*—	20	—	—	20	—	—
Issuance of Series D convertible preferred stock- net of issuance costs	—	—	—	—	—	—	—	—	324,175	2,679
Conversion of Series E Preferred Stock into Common Stock	—	—	1,477,857	1	6,828	—	—	6,829	(682,770)	(6,828)
Exercise of Series D Common Warrants into Common Stock - net of issuance costs	—	—	8,098	*—	93	—	—	93	—	—
Conversion of Series D Convertible Preferred Stock into Common Stock	—	—	19,433	*—	196	—	—	196	(24,000)	(196)
Exercise of Series C Common Warrants into Common Stock - net of issuance costs	—	—	1,033,335	*—	3,121	—	—	3,121	—	—
Conversion of Series C Convertible Preferred Stock into Common Stock	—	—	1,367,742	*—	2,309	—	—	2,309	(277,171)	(2,309)
Conversion of B-2 Preferred Stock into Common Stock	(607,775)	*—	607,775	*—	—	—	—	*—	—	—
Conversion of B-3 Preferred Stock into Common Stock	(2,057,103)	*—	2,057,102	*—	—	—	—	*—	—	—
Common Stock Dividend	—	—	22,109	*—	85	—	(85)	*—	—	—
Direct Listing Costs	—	—	—	—	(250)	—	—	(250)	—	—
Cash Dividend	—	—	—	—	—	—	(136)	(136)	—	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(27)	—	(27)	—	—
Net loss	—	—	—	—	—	—	(6,703)	(6,703)	—	—
Balance as of March 31, 2026	14,829,942	$2	21,074,608	$2	$131,196	$(97)	$(146,076)	$(14,973)	577,951	$4,735
Stock based compensation related to options granted to employees and non-employees	—	—	—	—	364	—	—	364	—	—
Issuance of common shares for service	—	—	856,178	*—	436	—	—	436	—	—
Issuance of Common Stock under Equity Line of Credit - net of issuance costs	—	—	6,438,184	1	4,028	—	—	4,029	—	—
Exercise of Common Warrants to Common Stock	—	—	130	*—	1	—	—	1	—	—
Exercise of Series D Common Warrants into Common Stock - net of issuance costs	—	—	1,426,000	*—	1,654	—	—	1,654	—	—
Conversion of promissory notes into Series G convertible preferred stock- net of issuance costs	—	—	—	—	—	—	—	—	366,941	3,638
Redemption of Series G convertible preferred stock	—	—	—	—	—	—	—	—	(123,096)	(1,220)
Conversion of B-3 Preferred Stock into Common Stock	(178,078)	*—	178,078	*—	—	—	—	*—	—	—
Cash Dividend	—	—	—	—	—	—	(131)	(131)	—	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(14)	—	(14)	—	—
Net loss	—	—	—	—	—	—	(4,772)	(4,772)	—	—
Balance as of June 30, 2026	14,651,864	$2	29,973,178	$3	$137,679	$(111)	$(150,979)	$(13,406)	821,796	$7,153

Balance as of January 1, 2025	26,560,266	$3	2,963,695	$1	$111,509	$44	$(128,070)	$(16,513)	—	—

Stock based compensation related to options granted to employees and non-employees	—	—	—	—	82	—	—	82	—	—
Exercise of options and vesting of early exercise	—	—	609	*—	*—	—	—	*—		—
Issuance of Series CF preferred stock	1,033,601	*—	—	—	2,476	—	—	2,476	—	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(17)	—	(17)	—	—
Net income	—	—	—	—	—	—	(2,162)	(2,162)	—	—

Balance as of March 31, 2025	27,593,867	$3	2,964,304	$1	$114,067	$27	$(130,232)	$(16,134)	—	—
Stock based compensation related to options granted to employees and non-employees	—	—	—	—	280	—	—	280	—	—
Issuance of common shares	—	—	203,788	—	433	—	—	433	—	—
Issuance of Series CF preferred stock	284,610	*—	—	—	277	—	—	277	—	—
Issuance of Series C convertible preferred stock- net of issuance costs	—	—	—	—	—	—	—	—	329,671	2,746
Issuance of Series F preferred stock	3,334	*—	(3,334)	*—	—	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—	—	—	—	—	(41)	—	(41)	—	—
Net income	—	—	—	—	—	—	(3,035)	(3,035)	—	—

Balance as of June 30, 2025	27,881,811	$3	3,164,758	$1	$115,057	$(14)	$(133,267)	$(18,220)	329,671	2,746

*	)Represents less than $1

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OUR BOND INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,473)	$(5,197)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Stock-based compensation	567	362
Depreciation	21	25
Common stock issued for legal and other services	2,471	433
Loss on Conversion of Debt	367	-
Changes in operating assets and liabilities:
Accounts receivable	(52)	615
Prepaid expenses and other current assets	(206)	187
Accounts payable	5	(164)
Deferred revenue	74	17
Accrued and other current liabilities	(112)	727
Net cash flows used in operating activities	(8,338)	(2,995)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and sell of property and equipment	(27)	(8)
Net cash flows used in by investing activities	(27)	(8)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments as part of related party loans	(596)	(319)
Issuance of Series CF-1 Preferred Stock	—	2,798
Issuance of Series CF-1 Preferred Stock fundraising fees	—	(46)
Issuance of Series C preferred stock	—	3,000
Issuance of Series C preferred stock fundraising fees	—	(254)
Issuance of Series D convertible preferred stock	2,950	—
Issuance of Series D convertible preferred stock - issuance costs	(272)	—
Issuance of Promissory Note	4,000	—
Payment of Promissory Note	(500)	—
Issuance of Common Stock under Equity Line of Credit	4,153	—
Issuance of Common Stock under Equity Line of Credit - issuance costs	(125)	—
Exercise of Series C Common Warrants	3,356	—
Exercise of Series C Common Warrants - issuance costs	(235)
Exercise of Series D Common Warrants	1,879	—
Exercise of Series D Common Warrants - issuance costs	(131)	—
Exercise of Common Stock Warrants	20	—
Direct Listing Costs	(250)	—
Redemption of Series G convertible preferred stock	(1,220)	—

Net cash flows provided by financing activities	13,029	5,179
Effect of exchange rate on cash	(73)	(57)
Change in cash, cash equivalents and restricted cash	4,591	2,119
Cash, cash equivalents, and restricted cash beginning of period	599	726
Cash, cash equivalents, and restricted cash end of period	$5,190	$2,845

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$75	$58
SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOW INFORMATION:
Common Stock Dividend	$85	—
Accounts payable associated with equity financing and unpaid dividends	$753	—
Common stock issued in connection with a direct listing	$13,801	—
Conversion of Preferred Stock into Common Stock	$9,333	—
Conversion of Convertible Notes into convertible preferred stock	$3,302	—
Debt Repayment with Stock	$253	—

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

The accompanying financial statements have been prepared on a going concern basis. However, the Company has incurred recurring losses and negative operating cash flows, and its current liabilities exceed its current assets as of June 30, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Reclassification

Certain prior period amounts in the statements of operations have been reclassified to conform to the current period presentation. Such reclassifications relate to floor plan interest and commissions.

These reclassifications had no impact on previously reported total assets, total liabilities, net loss or accumulated deficit in the previously reported consolidated financial statements for the six months ended June 30,2025.

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

Note 2 – Revenue

Disaggregation of Revenue

The Company recognizes revenue classified in services and other either at a point in time or over time. Revenue by point in time and over time was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

SaaS revenue recognized over time	$377	$390	$742	$720
Services and other revenue recognized point in time	1,744	1,885	3,727	3,804
Total revenue	$2,121	$2,275	$4,469	$4,524

The deferred revenue balance represents payments received for performance obligations not yet satisfied. The following table shows the changes in deferred revenue during the six months ended June 30, 2026, and 2025 respectively (in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Balance at beginning of period	$562	$776
Deferred revenue additions during period	700	604
Revenue recognized during period	(626)	(587)
Balance at end of period	$636	$793

Revenue recognized during the six months ended June 30, 2026 that was included in deferred revenue as of December 31, 2025 was $476. Revenue recognized during the six months ended June 30, 2025 that was included in deferred revenue as of December 31, 2024 was $587.

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

Revenue by geographic area is designated based upon the billing location of the customer as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

United States	$2,112	$2,267	$4,451	$4,507
Isreal	9	8	18	17
Total revenue	$2,121	$2,275	$4,469	$4,524

Property and equipment by geographic areas was as follows (in thousands):

	June 30,	December 31,
	2026	2025
United States	$21	$18
Israel	68	68
France	4	—
Total property and equipment	$93	$86

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Numerator:	(in thousands, except per share data)
Net loss attributable to common stockholders	$(4,772)	$(3,035)	$(11,473)	$(5,197)
Less: preferred dividends	(131)	-	(353)	-
Net loss attributable to common shareholders	(4,903)	(3,035)	(11,827)	(5,197)
Denominator:
Weighted-average common shares outstanding	24,659	2,988	20,845	2,976

Net loss per common share	$(0.20)	$(1.02)	$(0.57)	$(1.75)

The following potential common share equivalents were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive in the period presented (in thousands):

	June 30,	December 31,
	2026	2025
Convertible preferred stock	18,707	20,782
Common Stock Warrants	7,656	26,421
Preferred Stock Warrants	247	247
Stock options	15,352	7,337
Total potential common stock excluded from net loss per share	41,962	54,787

Note 5 – Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid expenses	$164	$37
Other current assets	266	187
Total prepaid expenses and other current assets	$430	$224

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Computers and peripheral equipment	$439	$411
Office furniture and equipment	46	46
Electronic equipment	290	290
Leasehold improvements	18	18
	793	765
Less: accumulated depreciation	(700)	(679)
Total property and equipment, net	$93	$86

Depreciation expenses for the three months ended June 30, 2026 and 2025 amounted to $11 and $13, respectively. Depreciation expenses for the six months ended June 30, 2026 and 2025 amounted to $21 and $25, respectively.

Accrued and other current liabilities was composed of the following (in thousands):

	June 30,	December 31,
	2026	2025
Employee and related accruals	$869	$822
Accrued expenses	1,436	1,686
Dividends payable	352	61
Other	10	76
Total accrued and other current liabilities	$2,667	$2,645

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

The total interest expenses for the three and six months ended June 30, 2026 were $226 and $456, respectively, and for the three and six months ended June 30, 2025, were $350 and $704, respectively. Accrued interest on June 30 2026 and 2025, were $839 and $3,512, respectively. Any unpaid interest was accrued as part of the loan.

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

On May 5, 2026, the Company issued an additional Promissory Note in the principal amount of $1,000,000. The Promissory Note bears interest at a rate of 10% per annum and matures on November 5, 2026. The terms of the Promissory Note are identical to those of the Company’s previously issued Promissory Note dated March 1, 2026, including the requirement that the Company apply 25% of the net proceeds from any future offerings or issuances of the Company’s securities toward repayment of the Promissory Note until paid in full.

On June 11, 2026, the Company entered into an Exchange Agreement with the holder of the March 1, 2026 and May 5, 2026 Promissory Notes. Under the Exchange Agreement, the holder exchanged all outstanding principal and accrued but unpaid interest under the promissory notes, with an aggregate value of approximately $3.3 million, for an aggregate of 336,941 shares of the Company’s Series G Convertible Preferred Stock, consisting of 254,687 shares issued in exchange for the March 1, 2026 Promissory Note and 112,254 shares issued in exchange for the May 5, 2026 Promissory Note. Following the exchange, the promissory notes were cancelled and deemed paid in full.

Pursuant to the terms of the Exchange Agreement, the Company is required to use 25% of the net proceeds from future offerings or issuances of the Company’s securities to redeem the outstanding shares of Series G Convertible Preferred Stock until such shares are redeemed in full. During June 2026, the Company redeemed 123,096 shares of Series G Convertible Preferred Stock for aggregate cash consideration of approximately $1.2 million, using proceeds received from the Company’s securities offerings.

The total interest expenses for the three and six months ended June 30, 2026 were $55 and $76, respectively.

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

During the six months ended June 30, 2026 and 2025, the Company repaid $765 and $319, respectively, of the outstanding balance under the Revolving Promissory Note. As of June 30, 2026 and December 31, 2025, the outstanding balance under the Revolving Promissory Note was $0 and $765, respectively.

The total interest expenses recorded in the three months ended June 30, 2026 and 2025 were $0 and $14, respectively. The total interest expenses recorded in the six months ended June 30, 2026 and 2025 were $2 and $30, respectively.

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

Composition of stock capital

The stock capital of the Company as of June 30, 2026 and December 31, 2025 is comprised of stock of $ 0.0001 par value each, as follows:

	June 30, 2026		December 31, 2025
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
Common stock
Common stock voting	200,000,000	29,973,178	200,000,000	10,315,901
Common stock non-voting	50,000,000	—	50,000,000	3,580,499
Total common stock	250,000,000	29,973,178	250,000,000	13,896,400
Preferred stock
Series B-1 preferred stock	25,356,256	8,204,944	25,356,256	8,204,944
Series B-2 preferred stock	27,463,149	1,520,962	27,463,149	2,128,737
Series B-3 preferred stock	21,453,390	4,915,958	21,453,390	7,151,139
Series CF-1 preferred stock	—	—	14,128,084	—
Series CF-2 preferred stock	—	—	2,900,000	—
Series F preferred stock	10,000	10,000	10,000	10,000
Non-designated preferred stock	74,471,142	—	57,127,229	—
Total preferred stock	148,753,937	14,651,864	148,438,108	17,494,820

Common Stock

Common Stock confer upon their holders the right, among others, to participate and vote in the Company’s stockholders meeting, participation in the Company’s distributable earnings and participation in the distribution of the Company’s assets upon its liquidation. The stockholders’ liability is limited to the redemption of the par value of their stock.

Preferred Stock

Preferred stock has been designated into several classes, consisting of Series B-1 Preferred Stock, Series B-2 Preferred Stock, Series B-3 Preferred Stock, Series CF-1 Preferred Stock, Series CF-2 Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, Series F Preferred Stock and Series G Preferred Stock.

The Series C Preferred Stock, Series D Preferred Stock and the Series G Preferred Stock are not mandatorily redeemable; however, they are contingently redeemable upon the occurrence of certain events that are not solely within the control of the Company. Accordingly, they are classified as temporary equity (mezzanine equity) in the Company’s consolidated balance sheets.

All issued and outstanding shares of the Series CF-1 Preferred Stock, Series CF-2 Preferred Stock and Series E Preferred Stock were converted into shares of the Company’s common stock. As a result, no shares of such series remained issued or outstanding as of June 30, 2026, and the Company withdrew the related Certificates of Designation.

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

Series G Preferred Stock

Voting rights:

The holders of Series G Preferred Stock shall have no voting rights, except as required by law and as expressly provided in the certificate of designation.

Conversion:

Shares of Series G Preferred Stock have a stated value of $10.00 per shares and are convertible to the common stock at a price of $2.0265 per share of common stock. Conversions of Series G Preferred Stock are limited such that no conversion will be allowed to the extent that, immediately following the conversion, the holder, its affiliates or any other person acting as a group, would beneficially own in excess of 9.99% of the Company’s issued and outstanding common stock.

Liquidation preference:

The holders of Series G Preferred Stock are entitled to a non-participating liquidation preference. In the event of any liquidation, dissolution or winding up of the Company, assets or proceeds shall be distributed to the holders of Series G Preferred Stock first who shall be paid before any payment is paid to the remaining stockholders, of an amount per share equal to the greater of (i) 200% of stated value (as defined therein) or (ii) the amount the holder would receive if such holder converted such Series G Preferred Stock into Common Stock immediately prior to the date of such payment.

Dividends

During the three and six months ended June 30, 2026, the Company recorded total dividends of $131 and $267, respectively. As of June 30, 2026, accrued dividends payable were $325.

Issuance of Common Stock, Preferred Stock and Warrants

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

On August 6, 2025, the Company entered into a Securities Purchase and Conversion Agreement. Pursuant to the Agreement, the Company converted 50% of its outstanding loan obligations, totaling approximately $6.8 million, into 682,770 shares of its Series E Convertible Preferred Stock (“Series E Preferred”), stated value $10.00 per share. The Series E Preferred is convertible into shares of the Company’s common stock and accrues dividends on the stated value thereof at the same rate as the original loan. Dividends are payable, at the Company’s election, in cash or shares of common stock. The initial conversion price for the Series E Preferred is $4.62 per share. On February 5, 2026, all 682,770 outstanding shares of the Company’s Series E Convertible Preferred Stock were converted into 1,477,857 shares of the Company’s common stock in accordance with the terms of the Series E Preferred. Following the conversion, no shares of Series E Preferred remained outstanding. During the three and six months ended June 30, 2026, the Company issued 22,109 and 22,109 shares, respectively of its common stock as stock dividends, and as of June 30, 2026, an aggregate of 121,457 shares of common stock had been issued as stock dividends. See also note 6.

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

On November 3, 2025, an aggregate of 7,025,651 shares of Series B-2 Preferred Stock were converted into common stock in accordance with the original terms of the applicable agreements, and accordingly, no gain or loss was recognized upon conversion.

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

During the three months ended June 30, 2026, the Company issued 6,438,184 shares of common stock under the equity line financing arrangement and received aggregate net proceeds of approximately $4,000,029 net of issuance costs.

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

During the three and six months ended June 30, 2026, holders of Series D preferred stock converted an aggregate of 24,000 and 24,000 shares, respectively, of Series D preferred stock with a stated value of $10.00 per share into 19,433 and 19,433 shares, respectively, of common stock at a conversion price of $12.35 per share. In addition, holders of Series C preferred stock converted an aggregate of 277,171 and 277,171 shares, respectively, of Series C preferred stock with a stated value of $10.00 per share into 1,367,742 and 1,367,742 shares, respectively, of common stock at a conversion price of $2.0265 per share.

During the three and six months ended June 30, 2026, the Company issued 8,098 and 1,434,098 shares, respectively, of common stock upon the exercise of warrants from the Series D financing, resulting in aggregate proceeds of approximately $100,010 and $1,882,000, respectively. In addition, the Company issued 1,033,335 and 1,033,335 shares, respectively, of common stock upon the exercise of Series C warrants at an exercise price of $3.2475 per share, resulting in aggregate proceeds of approximately $3.35 million and $3.35 million, respectively. The Company incurred issuance costs of approximately $367,000 related to the warrant exercises.

During the six months ended June 30, 2026, an aggregate of 2,235,181 shares of Series B-3 Preferred Stock and 607,775 shares of Series B-2 Preferred Stock were converted into Common Stock. All such conversions were completed in accordance with the original terms of the applicable agreements, and accordingly, no gain or loss was recognized upon conversion.

During the six months ended June 30, 2026, the Company issued 1,018,141 shares of common stock to certain service providers in exchange for services rendered, for aggregate non-cash consideration of $2,471,000, based on the market value of the common stock at the time of the agreement.

Note 9 – Stock-Based Compensation

The Equity Incentive Plan provides for the Company to grant ISOs, and NSOs to employees, advisers, and directors. As of June 30, 2026 there were 15,111,193 equity awards authorized including 208,135 awards that were exercised to common stock.

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

The following table summarizes the Company’s stock option activity and related information:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life
Outstanding as of December 31, 2025	7,336,803	$0.76	$1,138,783	8.71
Granted	8,039,908	$1.27	$-	-
Exercised during period	-	$-	-	-
Forfeited	10,631	$1.29	$-	-
Expired	12,870	$1.15	-	-
Outstanding as of June 30, 2026	15,353,210	$1.02	$1,186,016	9.01

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s shares of common stock for those options that had exercise prices lower than the fair value of the Company’s shares of common stock.

As of June 30, 2026 and 2025, the total remaining unrecognized compensation expense related to non-vested stock options was $4,406 and $1,214, respectively, which will be amortized over the weighted-average period of 3.46 years and 3.80 years, respectively.

Total stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cost of sales	$4	$5	$19	$9
Research and development	35	23	68	59
Sales and marketing	11	-	18	16
General and administrative	314	252	462	278
Total stock-based compensation expense	$364	$280	$567	$362

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

The Company recorded an income tax expense of $18 and $0 for the three months ended June 30, 2026 and 2025, respectively, and $49 and $0 for the six months ended June 30, 2026 and 2025, respectively

Note 11 – Commitments and Contingencies

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

Note 12 – Subsequent Events

The Company has evaluated all transactions through August 15, 2026, the date these consolidated financial statements were available to be issued and has determined that there are no other events, other than the following, that would require disclosure in or adjustment to these financial statements.

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

21

●

Bond Next Gen Physical Security LLC was incorporated in 2026 to improve the efficiency of Bond’s physical security operations, with a primary focus on managing and delivering physical security projects (including drone operations) in the United States.

All subsidiaries are 100% controlled/owned by Our Bond, Inc.

Components of Operational Results

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

For the three and six months ended June 30, 2026, the Company demonstrated annual recurring revenue (“ARR”) of approximately $10 million and $10 million, respectively, and total bookings of $2.5 million and $4.81 million, respectively. For the three and six months ended June 30, 2025, the Company demonstrated ARR of approximately $9.74 million and $9.74 million, respectively, and total bookings of $2.6 million and $4.8 million, respectively. The Company uses ARR as a metric to measure customer demand and growth, and use booking values act as an indicator of customer engagement, including new sales and renewals. These figures highlight consistent growth and increasing customer demand.

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

Results of Operations

Comparison of the three and six months ended June 30, 2026 to the three and six months ended June 30, 2025

Net Revenues

Our revenues for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
SaaS revenue recognized over time	$377	$390	$(13)	3.33%	$742	$720	$22	3.06%
Services and other revenue recognized point in time	1,744	1,885	(141)	7.48%	3,727	3,804	(77)	11.93%
Total Revenue	$2,121	$2,275	$(154)	16.24%	$4,469	$4,524	$(55)	1.22%

The majority of our net revenues for the three and six months ended June 30, 2026 and 2025, were generated from our B2B services. For the three and six months ended June 30, 2026, 17.77% and 16.60%, respectively, of our revenue was generated from cloud-based SaaS services, while 82.23% and 83.40%, respectively, came from our physical service offerings. This compares to the three and six months ended June 30, 2025, where 17.14% and 15.92%. respectively, of our revenue was generated from cloud-based SaaS services, and 82.86% and 84.08%, respectively, came from our physical service offerings.

Total revenue decreased by $154,000 or approximately 6.77% to $2,121,000 for the three months ended June 30, 2026, compared to approximately $2,275,000 for the three months ended June 30, 2025. This decrease was primarily attributable to a modest reduction in the physical services provided during the three months ended June 30, 2026, compared to the same period in 2025.

Total revenue decreased by $55,000 or approximately 1.21% to $4,469,000 for the six months ended June 30, 2026, compared to approximately $4,524,000 for the six months ended June 30, 2025. This decrease was primarily attributable to a modest reduction in the physical services provided during the three months ended June 30, 2026, compared to the same period in 2025.

Cost of Services Sold.

Our cost of services sold for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Command Center Operations	$952	$418	$534	128%	$1,810	$999	$811	81.18%
Security Services	1,303	1,522	(219)	14.39%	2,745	3,117	(372)	11.93%
Total Cost of Services Sold	$2,255	$1,940	$315	16.24%	$4,555	$4,116	$439	10.66%

Our cost of services sold increased by $315,000 or approximately 16.24% to $2,255,000 for the three months ended June 30, 2026 compared to $1,940,000 for the three months ended June 30, 2025. This increase was primarily attributable to investments supporting our global expansion, including additional personnel and facilities required to establish and deliver our services in new markets, as well as increased resources needed to support the growth of our client base.

Our cost of services sold increased by $439,000 or approximately 10.66% to $4,555,000 for the six months ended June 30, 2026 compared to $4,116,000 for the six months ended June 30, 2025. This increase was primarily attributable to investments supporting our global expansion, including additional personnel and facilities required to establish and deliver our services in new markets, as well as increased resources needed to support the growth of our client base.

We anticipate that the growth in the cost of services will remain lower than the rate of revenue growth. Most of the increase in service costs during the three and six month periods ended June 30, 2026, was incurred in anticipation of projects that the Company either expected to win or had been awarded but had not yet been formally contracted.

Operating Expenses.

Our operating expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
General and Administrative	$2,316	$1,569	$747	47.61%	$4,759	$2,596	$2,163	83.32%
Research and Development	728	664	64	9.64%	1,419	1,219	200	16.41%
Sales and Marketing	749	839	(90)	10.73%	4,041	1,115	2,926	262.42%
Total Cost of Services Sold	$3,793	$3,072	$721	23.47%	$10,219	$4,930	$5,289	107.28%

Our operating expenses for the three months ended June 30, 2026, were approximately $3,793,000 compared to approximately $3,072,000 for the three months ended June 30, 2025, an increase of approximately $721,000.

The increase in operating expenses for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was primarily attributable to costs associated with operating as a public company following the completion of the Company’s public listing on February 4, 2026. These costs included approximately $0.25 million of investor relations expenses, approximately $0.3 million of additional payroll and related costs, and approximately $0.2 million of incremental public company operating expenses, primarily consisting of increased directors’ and officers’ insurance premiums and accounting and other professional services fees.

Our operating expenses for the six months ended June 30, 2026, were approximately $10,219,000 compared to approximately $4,930,000 for the six months ended June 30, 2025, an increase of approximately $5,289,000.

The increase in operating expenses for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily realized during the first quarter of 2026 and attributable to non-recurring costs associated with the Company’s transition to and operation as a public company following the completion of its public listing on February 4, 2026. Such costs included approximately $1.2 million of one-time expenses related to the public listing transaction, a $2.0 million stock deal - strategic marketing investment related to 2026 (TV ads that will be aired in the second half of 2026), approximately $1.2 million of investor relations expenses, approximately $0.5 million of additional payroll and related costs, and approximately $0.4 million of incremental public company operating costs, primarily consisting of increased directors and officers insurance premiums and accounting-related expenses.

Net Profit/Loss

As a result of the foregoing, the Company suffered a net loss of approximately $4,772,000 and $11,473,000, respectively, for the three and six months ended June 30, 2026, compared to a net loss of approximately $3,035,000 and $5,197,000, respectively, for the three and six months ended June 30, 2025.

Liquidity and Capital Resources

Overview

Since inception, we have funded our operations primarily through proceeds from sales of our capital stock and, to a lesser extent, cash flow generated from operating activities. Based on our current operating plan, we believe that our existing cash and cash equivalents, together with anticipated cash generated from operations – as well as loans from existing investors and to the extent necessary the sell of securities - will support our working capital and capital expenditure requirements for the near term.

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

Summary of Cash Flows

The following table summarizes our cash flows for the three and six months ended June 30, 2026 and 2025.

	Six Months Ended
	June 30, 2026	June 30, 2025
	($ in thousands)
Net cash (used in) operating activities	$(8,338)	$(2,995)
Net cash (used in) investing activities	(27)	(8)
Net cash provided by financing activities	13,029	5,179
Effect of exchange rate changes on cash	(73)	(57)
Cash and cash equivalents at end of period	$5,190	$2,845

Operating Activities.

We continue to experience negative cash flow from operating activities as we expand our business. Cash flows from operating activities are significantly affected by investments to support the growth of our business, including investment in sales and marketing programs and personnel; expenditures related to product and service development, engineering resources required to maintain and enhance our technology platform, Command Center operations, and general and administrative functions. In addition, operating cash flows during the six months ended June 30, 2026 were adversely affected by non-recurring costs associated with the Company’s transition to and operation as a public company following the completion of its public listing on February 4, 2026. Such costs included approximately $1.2 million of one-time expenses related to the public listing transaction, a $2.0 million stock deal - strategic marketing investment related to 2026 (TV ads that will be aired in the second half of 2026), approximately $1.2 million of investor relations expenses, approximately $0.5 million of additional payroll and related costs, and approximately $0.4 million of incremental public company operating costs, primarily consisting of increased directors and officers insurance premiums and accounting-related expenses.

Net cash used in operating activities for the six months ended June 30, 2026 was approximately $8,338,000 which reflects our net loss of approximately $11,473,000. Net cash used in operating activities for the six months ended June 30, 2025 was approximately $2,995,000 which reflects our net loss of approximately $5,197,000.

Investing Activities

Our investing activities have consisted primarily of the purchases of assets and equipment. We have invested in assets and equipment to support our Command Center growth.

Net cash used in investing activities for the six months ended June 30, 2026 was approximately $27,000 which was entirely attributable to purchases of IT and other Electronic equipment. Net cash used in investing activities for the six months ended June 30, 2025 was approximately $8,000 which was entirely attributable to purchases of IT and other Electronic equipment.

Financing Activities

Net cash provided by financing activities was approximately $13,029,000 during the six months ended June 30, 2026, consisting primarily of $2,950,000 in proceeds from the issuance of Series D convertible preferred stock, $3,500,000 in proceeds from the issuance of a promissory notes, approximately $4,153,000 in proceeds from the issuance of Common Stock under Equity Line of Credit, and approximately $5,255,000 from the exercise of common warrants, partially offset by repayments of related party loans, promissory note, redemption of Series G convertible preferred stock and stock issuance costs. Net cash provided by financing activities was approximately $5,179,000 during the six months ended June 30, 2025, consisting primarily of approximately $2,798,000 in proceeds from the issuance of Series CF convertible preferred stock, $3,000,000 in proceeds from the issuance of Series C convertible preferred stock, partially offset by repayments of related party loans and stock issuance costs.

Issuance of Series D Preferred Stock

On October 27, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) for the issuance and sale of up to 549,451 shares of Series D Preferred Stock. During 2025, the Company completed four closings under the SPA and issued an aggregate of 225,275 shares of Series D Preferred Stock for gross proceeds of approximately $2.1 million. During the six months ended June 30, 2026, the Company completed the remaining closings under the SPA and issued an additional 324,176 shares of Series D Preferred Stock for aggregate gross proceeds of approximately $2.95 million. Issuance costs incurred during the six months ended June 30, 2026 were approximately $0.2 million.

Exercise of Series C and Series D Common Warrants

During the three and six months ended June 30, 2026, the Company issued 8,098 and 1,434,098 shares, respectively, of common stock upon the exercise of warrants from the Series D financing, resulting in aggregate proceeds of approximately $100,010 and $1,882,000, respectively.

In addition, the Company issued 1,033,335 and 1,033,335 shares, respectively, of common stock upon the exercise of Series C warrants at an exercise price of $3.2475 per share, resulting in aggregate proceeds of approximately $3.35 million and $3.35 million, respectively.

The Company incurred issuance costs of approximately $367,000 related to the warrant exercises.

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

On May 5, 2026, the Company issued an additional Promissory Note in the principal amount of $1,000,000. The Promissory Note bears interest at a rate of 10% per annum and matures on November 5, 2026. The terms of the Promissory Note are identical to those of the Company’s previously issued Promissory Note dated March 1, 2026, including the requirement that the Company apply 25% of the net proceeds from any future offerings or issuances of the Company’s securities toward repayment of the Promissory Note until paid in full.

Equity line financing

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

During the three months ended June 30, 2026, the Company issued 6,438,184 shares of common stock under the equity line financing arrangement and received aggregate net proceeds of approximately $4,000,029 net of issuance costs.

Issuance of Series G Preferred Stock

On June 11, 2026, the Company entered into an Exchange Agreement with the holder of the March 1, 2026 and May 5, 2026 Promissory Notes. Under the Exchange Agreement, the holder exchanged all outstanding principal and accrued but unpaid interest under the promissory notes, with an aggregate value of approximately $3.3 million, for an aggregate of 336,941 shares of the Company’s Series G Convertible Preferred Stock, consisting of 254,687 shares issued in exchange for the March 1, 2026 Promissory Note and 112,254 shares issued in exchange for the May 5, 2026 Promissory Note. Following the exchange, the promissory notes were cancelled and deemed paid in full.

Pursuant to the terms of the Exchange Agreement, the Company is required to use 25% of the net proceeds from future offerings or issuances of the Company’s securities to redeem the outstanding shares of Series G Convertible Preferred Stock until such shares are redeemed in full. During June 2026, the Company redeemed 123,096 shares of Series G Convertible Preferred Stock for aggregate cash consideration of approximately $1.2 million, using proceeds received from the Company’s securities offerings.

The following table summarizes our financing activities for the six months ended June 30, 2026 and 2025.

	Six Months Ended
	June 30, 2026	June 30, 2025
	($ in thousands)
Payments as part of related party loans	$(596)	$(319)
Issuance of Series CF-1 Preferred Stock	—	2,798
Issuance of Series CF-1 Preferred Stock fundraising fees	—	(46)
Issuance of Series C preferred stock	—	3,000
Issuance of Series C preferred stock fundraising fees	—	(254)
Issuance of Series D convertible preferred stock	2,950	—
Issuance of Series D convertible preferred stock - issuance costs	(272)	—
Issuance of Promissory Note	4,000	—
Payment of Promissory Note	(500)	—
Issuance of Common Stock under Equity Line of Credit	4,153	—
Issuance of Common Stock under Equity Line of Credit - issuance costs	(125)	—
Exercise of Series C Common Warrants	3,356	—
Exercise of Series C Common Warrants - issuance costs	(235)	—
Exercise of Series D Common Warrants	1,879	—
Exercise of Series D Common Warrants - issuance costs	(131)	—
Exercise of Common Stock Warrants	20	—
Direct Listing Costs	(250)	—
Redemption of Series G convertible preferred stock	(1,220)	—
	$13,029	$5,179

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30,2026. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of the period ended June 30, 2026, the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the six moths ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DATE: August 14, 2026	Our Bond, Inc.

	By:	/s/ Doron Kempel
Doron Kempel
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Amit Hod
Amit Hod
Chief Financial Officer
(Principal Financial Officer
Principal Accounting Officer)

