Form 10-Q
period 2026-09-30
Our Bond, Inc.
filed 2026-11-13
CIK 1756064

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 13, 2026, the number of shares outstanding of the issuer’s common stock was 1,910,192.

OUR BOND INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

OUR BOND INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except per share and share amounts)

(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$2,218	$599
Accounts receivable	1,929	1,592
Prepaid expenses and other current assets	311	224
Total current assets	4,458	2,415
Property and equipment, net	93	86
Total assets	$4,551	$2,501

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,314	$2,588
Deferred revenue, current	1,235	562
Related party loan	-	765
Current portion of long-term debt	2,998	1,555
Accrued and other current liabilities	2,488	2,648
Total current liabilities	10,035	8,118
Long-term debt, net of current portion	4,729	5,657
Total liabilities	14,764	13,775

Commitments and contingencies (Note 11)

Mezzanine Equity
Convertible Preferred Stock, $0.0001 par value; 1,246,063 shares and 1,561,892 shares authorized, at September 30, 2026 and December 31, 2025, respectively, 807,250 and 1,237,717 shares issued and outstanding as of September 30, 2025 and December 31, 2025, respectively	6,761	11,389
Stockholders’ deficit
Series preferred stock, $0.0001 par value; 148,438,108 shares and 148,438,108 shares authorized, at September 30, 2026 and December 31, 2025, respectively, 43,935,557 and 52,464,407 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2	2
Common stock, $0.0001 par value; 250,000,000 and 250,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 1,629,371 and 695,373 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid in capital	138,938	116,556
Accumulated other comprehensive income	(94)	(70)
Accumulated deficit	(155,821)	(139,152)
Total stockholders’ deficit	(16,974)	(22,663)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$4,551	$2,501

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OUR BOND INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue	$2,514	$2,736	$6,980	$7,254
Cost of revenues	2,675	2,620	7,235	6,738
Gross profit	(161)	116	(255)	516
Operating expenses:
Research and development	639	632	2,058	1,851
General and administrative	2,534	1,207	7,304	3,802
Sales and marketing	1,002	557	5,043	1,663
Total operating expenses:	4,175	2,396	14,405	7,316
Loss from operations	(4,336)	(2,280)	(14,660)	(6,800)
Other income (expense), net:
Financial expense, net	(267)	(318)	(1,386)	(1,066)
Other income		3		74
Income before income taxes	(4,603)	(2,595)	(16,046)	(7,792)
Income tax expense	62	39	94	39
Net loss	$(4,665)	$(2,634)	$(16,140)	$(7,831)

Net loss per share – basic and diluted	$(3.12)	$(16.60)	$(13.74)	(51.40)

Weighted average number of common shares outstanding – basic and diluted	1,550	159	1,214	152

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

2

OUR BOND INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net loss	$(4,665)	$(2,634)	$(16,140)	$(7,831)
Foreign currency translation adjustments, net of tax	16	47	(23)	104
Comprehensive loss	$(4,649)	$(2,587)	$(16,163)	$(7,727)

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OUR BOND INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	Stockholders’ Deficit										Mezzanine Equity
	Series Preferred Stock			Common Stock Voting			Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’	Series Preferred Stock
(U.S. dollars in thousands)	Shares	Amount		Shares	Amount		Capital	Income (Loss)	Deficit	Deficit	Shares	Amount
Balance as of January 1, 2026	52,464,407		$2	695,373		$1	$116,556	$(70)	$(139,152)	$(22,663)	1,237,717	$11,389
Stock based compensation related to options granted to employees and non-employees	—		—	—		—	203	—	—	203	—	—
Exercise of options and vesting of early exercise	—		—	5		*—	—	—	—	*—	—	—
Issuance of common shares for service	—		—	8,099		*—	2,035	—	—	2,035	—	—
Issuance of common shares related to direct listing	—		—	20,911		*—	*—	—	—	*—	—	—
Exercise of Common Warrants to Common Stock	—		—	224		*—	20	—	—	20	—	—
Issuance of Series D convertible preferred stock- net of issuance costs	—		—	—		—	—	—	—	—	324,175	2,679
Conversion of Series E Preferred Stock into Common Stock	—		—	73,893		*—	6,829	—	—	6,829	(682,770)	(6,828)
Exercise of Series D Common Warrants into Common Stock - net of issuance costs	—		—	405		*—	93	—	—	93	—	—
Conversion of Series D Convertible Preferred Stock into Common Stock	—		—	972		*—	196	—	—	196	(24,000)	(196)
Exercise of Series C Common Warrants into Common Stock - net of issuance costs	—		—	51,667		*—	3,121	—	—	3,121	—	—
Conversion of Series C Convertible Preferred Stock into Common Stock	—		—	68,388		*—	2,309	—	—	2,309	(277,171)	(2,309)
Conversion of B-2 Preferred Stock into Common Stock	(1,823,315)		*—	30,389		*—	—	—	—	*—	—	—
Conversion of B-3 Preferred Stock into Common Stock	(6,171,301)		*—	102,856		*—	—	—	—	*—	—	—
Common Stock Dividend	—		—	1,106		*—	85	—	(85)	*—	—	—
Direct Listing Costs	—		—	—		—	(250)	—	—	(250)	—	—
Cash Dividend	—		—	—		—	—	—	(136)	(136)	—	—
Foreign currency translation adjustments, net of tax	—		—	—		—	—	(27)	—	(27)	—	—
Net loss	—		—	—		—	—	—	(6,703)	(6,703)	—	—
Balance as of March 31, 2026	44,469,791		$2	1,054,288		$1	$131,197	$(97)	$(146,076)	$(14,973)	577,951	$4,735
Stock based compensation related to options granted to employees and non-employees	—		—	—		—	364	—	—	364	—	—
Issuance of common shares for service	—		—	42,809		*—	436	—	—	436	—	—
Issuance of Common Stock under Equity Line of Credit - net of issuance costs	—		—	321,910		*—	4,029	—	—	4,029	—	—
Exercise of Common Warrants to Common Stock	—		—	7		*—	1	—	—	1	—	—
Exercise of Series D Common Warrants into Common Stock - net of issuance costs	—		—	71,300		*—	1,654	—	—	1,654	—	—
Conversion of promissory notes into Series G convertible preferred stock- net of issuance costs	—		—	—		—	—	—	—	—	366,941	3,392
Redemption of Series G convertible preferred stock	—		—	—		—	—	—	—	—	(123,096)	(1,220)
Conversion of B-3 Preferred Stock into Common Stock	(534,234)		*—	8,904		*—	—	—	—	*—	—	—
Cash Dividend	—		—	—		—	—	—	(131)	(131)	—	—
Foreign currency translation adjustments, net of tax	—		—	—		—	—	(14)	—	(14)	—	—
Net loss	—		—	—		—	—	—	(4,772)	(4,772)	—	—
Balance as of June 30, 2026	43,935,557		$2	1,499,218		$1	$137,681	$(111)	$(150,979)	$(13,406)	821,796	$6,907
Stock based compensation related to options granted to employees and non-employees	—		—	—		—	342	—	—	342	—	—
Exercise of options and vesting of early exercise	—		—	100		*—	1	—	—	1	—	—
Issuance of common shares for service	—		—	42,533		*—	350	—	—	350	—	—
Issuance of Common Stock under Equity Line of Credit - net of issuance costs	—		—	87,500		*—	564	—	—	564	—	—
Redemption of Series G convertible preferred stock	—		—	—		—	—	—	—	—	(14,546)	(146)
Cash Dividend									(177)	(177)
Foreign currency translation adjustments, net of tax	—		—	—		—	—	17	—	17	—	—
Net loss	—		—	—		—	—	—	(4,665)	(4,665)	—	—
Balance as of September 30, 2026	43,935,557		$2	1,629,351		$1	$138,938	$(94)	$(155,821)	$(16,974)	807,250	$6,761

Balance as of January 1, 2025	79,680,744	$	*—	148,238	$	*—	$111,513	$44	$(128,070)	$(16,513)	—	—

Stock based compensation related to options granted to employees and non-employees	—		—	—		—	82	—	—	82	—	—
Exercise of options and vesting of early exercise	—		—	30		*—	*—	—	—	*—		—
Issuance of Series CF preferred stock	3,100,803		*—	—		—	2,476	—	—	2,476	—	—
Foreign currency translation adjustments, net of tax	—		—	—		—	—	(17)	—	(17)	—	—
Net income	—		—	—		—	—	—	(2,162)	(2,162)	—	—
Balance as of March 31, 2025	82,781,547	$	*—	148,268	$	*—	$114,071	$27	$(130,232)	$(16,134)	—	—
Stock based compensation related to options granted to employees and non-employees	—		—	—		—	280	—	—	280	—	—
Issuance of common shares	—		—	10,189		—	433	—	—	433	—	—
Issuance of Series CF preferred stock	853,830		*—	—		—	277	—	—	277	—	—
Issuance of Series C convertible preferred stock- net of issuance costs	—		—	—		—	—	—	—	—	329,671	2,746
Issuance of Series F preferred stock	10,000		*—	(167)		*—	—	—	—	—	—	—
Foreign currency translation adjustments, net of tax	—		—	—		—	—	(41)	—	(41)	—	—
Net income	—		—	—		—	—	—	(3,035)	(3,035)	—	—
Balance as of June 30, 2025	83,645,377	$	*—	158,290	$	*—	$115,061	$(14)	$(133,267)	$(18,220)	329,671	$2,746
Stock based compensation related to options granted to employees and non-employees	—		—	—		—	132	—	—	132	—	—
Issuance of common shares	—		—	1,293		*—	100	—	—	100	—	—
Issuance of Series CF-2 preferred stock	636,099		*—	—		—	762	—	—	762	—	—
Issuance of Series E preferred stock	—		—	—		—	—	—	—	—	682,770	6,829
Common Stock Dividend	—		—	1,881		*—	145	—	(145)	—	—	—
Cash Dividend	—		—	—		—	—	—	(66)	(66)	—	—
Foreign currency translation adjustments, net of tax	—		—	—		—	—	(47)	—	(47)	—	—
Net income	—		—	—		—	—	—	(2,634)	(2,634)	—	—
Balance as of September 30, 2025	84,281,476	$	*—	161,464	$	*—	$116,200	$(61)	$(136,112)	$(19,973)	1,012,441	$9,575

*	)Represents less than $1

The accompanying footnotes are an integral part of these condensed consolidated financial statements.

OUR BOND INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,140)	$(7,831)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Stock-based compensation	909	493
Depreciation	32	37
Interest related to convertible promissory notes and loan facility	—	1,036
Common stock issued for legal and other services	2,822	532
Loss on Conversion of Debt	367	—
Changes in operating assets and liabilities:
Accounts receivable	(337)	504
Prepaid expenses and other current assets	(88)	290
Accounts payable	726	(193)
Deferred revenue	673	(77)
Accrued and other current liabilities	(454)	99
Net cash flows used in operating activities	(11,490)	(5,110)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases and sell of property and equipment	(38)	(18)
Net cash flows used in by investing activities	(38)	(18)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	—	451
Payments as part of related party loans	(596)	(1,215)
Issuance of Series CF-1 Preferred Stock	—	2,799
Issuance of Series CF-1 Preferred Stock fundraising fees	—	(46)
Issuance of Series CF-2 Preferred Stock	—	819
Issuance of Series CF-2 Preferred Stock fundraising fees	—	(56)
Issuance of Series C preferred stock	—	3,000
Issuance of Series C preferred stock fundraising fees	—	(254)
Issuance of Series D convertible preferred stock	2,950	—
Issuance of Series D convertible preferred stock - issuance costs	(272)	—
Issuance of Promissory Note	4,000	—
Payment of Promissory Note	(500)	—
Issuance of Common Stock under Equity Line of Credit	4,735	—
Issuance of Common Stock under Equity Line of Credit - issuance costs	(142)	—
Exercise of Series C Common Warrants	3,356	—
Exercise of Series C Common Warrants - issuance costs	(235)
Exercise of Series D Common Warrants	1,879	—
Exercise of Series D Common Warrants - issuance costs	(131)	—
Exercise of Common Stock Warrants	20	—
Direct Listing Costs	(250)	—
Redemption of Series G convertible preferred stock	(1,365)	—
Issuance of Series G convertible preferred stock - issuance costs	(245)
Cash dividends paid	—	(66)
Net cash flows provided by financing activities	13,204	5,432
Effect of exchange rate on cash	(57)	(105)
Change in cash, cash equivalents and restricted cash	1,619	199
Cash, cash equivalents, and restricted cash beginning of period	599	726
Cash, cash equivalents, and restricted cash end of period	$2,218	$925

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes, net	$112	$95
SUPPLEMENTAL DISCLOSURES OF NON-CASH FLOW INFORMATION:
Common Stock Dividend	$85	145
Accounts payable associated with equity financing and unpaid dividends	$925	—
Common stock issued in connection with a direct listing	$13,801	—
Conversion of Preferred Stock into Common Stock	$9,333	—
Conversion of Convertible Notes into convertible preferred stock	$3,302	—
Conversion of Loan Facility to convertible E Preferred Stocks	$—	6,929
Debt Repayment with Stock	$253	—

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

The accompanying financial statements have been prepared on a going concern basis. However, the Company has incurred recurring losses and negative operating cash flows, and its current liabilities exceed its current assets as of September 30, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

These reclassifications had no impact on previously reported total assets, total liabilities, net loss or accumulated deficit in the previously reported consolidated financial statements for the nine months ended September 30,2025.

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

Note 2 – Revenue

Disaggregation of Revenue

The Company recognizes revenue classified in services and other either at a point in time or over time. Revenue by point in time and over time was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

SaaS revenue recognized over time	$526	$373	$1,264	$1,089
Services and other revenue recognized point in time	1,988	2,363	5,716	6,165
Total revenue	$2,514	$2,736	$6,980	$7,254

The deferred revenue balance represents payments received for performance obligations not yet satisfied. The following table shows the changes in deferred revenue during the nine months ended September 30, 2026, and 2025 respectively (in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Balance at beginning of period	$562	$776
Deferred revenue additions during period	1,759	604
Revenue recognized during period	(1,086)	(587)
Balance at end of period	$1,235	$793

Revenue recognized during the nine months ended September 30, 2026 that was included in deferred revenue as of December 31, 2025 was $534. Revenue recognized during the nine months ended September 30, 2025 that was included in deferred revenue as of December 31, 2024 was $565.

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

Revenue by geographic area is designated based upon the billing location of the customer as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

United States	$2,492	$2,728	$6,940	$7,215
Isreal	22	8	40	25
France	—	—	—	14
Total revenue	$2,514	$2,736	$6,980	$7,254

Property and equipment by geographic areas was as follows (in thousands):

	September 30,	December 31,
	2026	2025
United States	$21	$18
Israel	68	68
France	4	—
Total property and equipment	$93	$86

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Numerator:	(in thousands, except per share data)
Net loss attributable to common stockholders	$(4,665)	$(2,634)	$(16,140)	$(7,831)
Less: preferred dividends	(175)	-	(529)	-
Net loss attributable to common shareholders	(4,840)	(2,634)	(16,669)	(7,831)
Denominator:
Weighted-average common shares outstanding	1,550	159	1,214	152

Net loss per common share	$(3.12)	$(16.60)	$(13.74)	$(51.40)

The following potential common share equivalents were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive in the period presented (in thousands):

	September 30,	December 31,
	2026	2025
Convertible preferred stock	742	874
Common Stock Warrants	383	1,321
Preferred Stock Warrants	12	12
Stock options	769	367
Total potential common stock excluded from net loss per share	1,906	2,574

Note 5 – Balance Sheet Detail

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid expenses	$72	$37
Other current assets	239	187
Total prepaid expenses and other current assets	$311	$224

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Computers and peripheral equipment	$450	$411
Office furniture and equipment	46	46
Electronic equipment	290	290
Leasehold improvements	18	18
	804	765
Less: accumulated depreciation	(711)	(679)
Total property and equipment, net	$93	$86

Depreciation expenses for the three months ended September 30, 2026 and 2025 amounted to $11 and $13, respectively. Depreciation expenses for the nine months ended September 30, 2026 and 2025 amounted to $32 and $37, respectively.

Account Payable was composed of the following (in thousands):

	September 30,	December 31,
	2026	2025
Trade payables – suppliers and vendors	$2,255	2,454
Dividends payable	500	60
Financing fees payable	559	74
Total Account Payable	$3,314	$2,588

Accrued and other current liabilities was composed of the following (in thousands):

	September 30,	December 31,
	2026	2025
Employee and related accruals	$699	$822
Accrued expenses	1,289	1,686
Dividends payable	500	61
Other	-	79
Total accrued and other current liabilities	$2,488	$2,648

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

In November 2023, a total of $3,152 from the loan were converted into 6,466,194 Series B-1 Preferred Stock of $ 0.0001 par value as part of Series B Preferred Stock Purchase Agreement. Additionally, the warrants mentioned above were cancelled and replaced by a new 12,358 Series B-1 warrant, per value 0.0001$ per share, and exercise price of 29.25$ per share. The Series B-1 Warrants shall be convertible, at the option of the holder, at any time after the date on which such warrant was issued by the Company, into such number of fully paid and non-assessable Common Stock as is determined by dividing the value of the warrant.

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

The total interest expenses for the three and nine months ended September 30, 2026 were $260 and $715, respectively, and for the three and nine months ended September 30, 2025, were $993 and $1,144, respectively. Accrued interest on September 30 2026 and 2025, were $60 and $145, respectively. Any unpaid interest was accrued as part of the loan.

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

Total interest expenses recognized in connection with the Promissory Notes through their conversion into Series G Convertible Preferred Stock on June 11, 2026, were $46.

On June 11, 2026, the Company entered into an Exchange Agreement with the holder of the March 1, 2026 and May 5, 2026 Promissory Notes. Under the Exchange Agreement, the holder exchanged all outstanding principal and accrued but unpaid interest under the promissory notes, with an aggregate value of approximately $3.3 million, for an aggregate of 366,941 shares of the Company’s Series G Convertible Preferred Stock, consisting of 254,687 shares issued in exchange for the March 1, 2026 Promissory Note and 112,254 shares issued in exchange for the May 5, 2026 Promissory Note. The Series G Convertible Preferred Stock carries a 10% annual preferred dividend, preserving the annual return previously provided under the Promissory Notes. Following the exchange, the promissory notes were cancelled and deemed paid in full.

Pursuant to the terms of the Exchange Agreement, the Company is required to use 25% of the net proceeds from future offerings or issuances of the Company’s securities to redeem the outstanding shares of Series G Convertible Preferred Stock until such shares are redeemed in full. During June-August 2026, the Company redeemed 137,641 shares of Series G Convertible Preferred Stock for aggregate cash consideration of approximately $1.36 million, using proceeds received from the Company’s securities offerings.

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

During the nine months ended September 30, 2026 and 2025, the Company repaid $765 and $319, respectively, of the outstanding balance under the Revolving Promissory Note. As of September 30, 2026 and December 31, 2025, the outstanding balance under the Revolving Promissory Note was $0 and $765, respectively.

The total interest expenses recorded in the three months ended September 30, 2026 and 2025 were $0 and $14, respectively. The total interest expenses recorded in the nine months ended September 30, 2026 and 2025 were $2 and $30, respectively.

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

On October 19, 2026, the Company effected an additional 1-for-20 reverse stock split (the “Second Reverse Stock Split”), pursuant to which every twenty shares of the Company’s issued and outstanding common stock were combined into one share of common stock. The par value per share of the common stock remained unchanged at $0.0001. The total number of issued and outstanding shares of common stock was reduced proportionately. The number of issued and outstanding shares of preferred stock remained unchanged; however, the conversion price of the preferred stock was proportionately adjusted to reflect the Second Reverse Stock Split. The Second Reverse Stock Split did not affect the Company’s total stockholders’ deficit, and the number of authorized shares remained unchanged. All common share and per-share amounts have been retroactively adjusted to reflect both reverse stock splits, as if they had occurred at the beginning of all periods presented.

Composition of stock capital

The stock capital of the Company as of September 30, 2026 and December 31, 2025 is comprised of stock of $ 0.0001 par value each, as follows:

	September 30, 2026		December 31, 2025
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
Common stock
Common stock voting	200,000,000	1,629,371	200,000,000	515,832
Common stock non-voting	50,000,000	—	50,000,000	179,541
Total common stock	250,000,000	1,629,371	250,000,000	695,373
Preferred stock
Series B-1 preferred stock	25,356,256	24,614,821	25,356,256	24,614,821
Series B-2 preferred stock	27,463,149	4,562,881	27,463,149	6,386,196
Series B-3 preferred stock	21,453,390	14,747,855	21,453,390	21,453,390
Series CF-1 preferred stock	—	—	14,128,084	—
Series CF-2 preferred stock	—	—	2,900,000	—
Series F preferred stock	10,000	10,000	10,000	10,000
Non-designated preferred stock	74,471,142	—	57,127,229	—
Total preferred stock	148,753,937	43,935,557	148,438,108	52,464,407

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

All issued and outstanding shares of the Series CF-1 Preferred Stock, Series CF-2 Preferred Stock and Series E Preferred Stock were converted into shares of the Company’s common stock. As a result, no shares of such series remained issued or outstanding as of September 30, 2026, and the Company withdrew the related Certificates of Designation.

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

Conversion:

Shares of Series C Preferred Stock have a stated value of $10.00 per shares and are convertible to the common stock at a price of $40.53 per share of common stock. Conversions of Series C Preferred Stock are limited such that no conversion will be allowed to the extent that, immediately following the conversion, the holder, its affiliates or any other person acting as a group, would beneficially own in excess of 9.99% of the Company’s issued and outstanding common stock. See also Note 12.

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

Conversion:

Shares of Series D Preferred Stock have a stated value of $10.00 per shares and are convertible to the common stock at a price of $40.53 per share of common stock. Conversions of Series C Preferred Stock are limited such that no conversion will be allowed to the extent that, immediately following the conversion, the holder, its affiliates or any other person acting as a group, would beneficially own in excess of 9.99% of the Company’s issued and outstanding common stock. See also Note 12.

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

Dividends

During the three and nine months ended September 30, 2026, the Company recorded total dividends of $177 and $529, respectively. As of September 30, 2026, accrued dividends payable were $500.

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

On June 2025, the Company entered into a Series C Preferred Stock Purchase Agreement (the “Series C SPA”) with a new investor. According to the Series C SPA, Company issued an aggregate of 329,671 shares of Series C Preferred Stock, par value $0.0001 per share, together with warrants to purchase 66,667 shares of common stock, for an aggregate consideration of $3,000. Series C Preferred Stock features a stated value of $10.00 per share and is convertible to common stock at a price of $40.53 per share. The warrants are exercisable at a price of $64.95 per share, with expiration dates as follows: 16,667 warrants have an expiration date of eight (8) months, 16,667 warrants have an expiration date of sixteen (16) months, and 33,333 warrants have an expiration date of two (2) years from the issuance date.

On July 2025, the Company entered into a listing agreement, under regulation Crowdfunding (also known as Reg CF), whereby the Company agrees to sell securities to eligible investors through the funding portal through special purpose vehicle. On September 2025 the Company closed the financing round, raising a total of $819 and issued 636,099 Series CF-2 Preferred Stock with par value of $0.0001 each, at a price per stock of $77.286; The total fundraising fees recorded were $56.

On August 6, 2025, the Company entered into a Securities Purchase and Conversion Agreement. Pursuant to the Agreement, the Company converted 50% of its outstanding loan obligations, totaling approximately $6.8 million, into 682,770 shares of its Series E Convertible Preferred Stock (“Series E Preferred”), stated value $10.00 per share. The Series E Preferred is convertible into shares of the Company’s common stock and accrues dividends on the stated value thereof at the same rate as the original loan. Dividends are payable, at the Company’s election, in cash or shares of common stock. The initial conversion price for the Series E Preferred is $4.62 per share. On February 5, 2026, all 682,770 outstanding shares of the Company’s Series E Convertible Preferred Stock were converted into 73,893 shares of the Company’s common stock in accordance with the terms of the Series E Preferred. Following the conversion, no shares of Series E Preferred remained outstanding. During the three and nine months ended September 30, 2026, the Company issued 0 and 1,106 shares, respectively of its common stock as stock dividends, and as of September 30, 2026, an aggregate of 6,073 shares of common stock had been issued as stock dividends. See also Note 6.

On October 15, 2025, all outstanding shares of the Company’s Series CF-1 Preferred Stock and Series CF-2 Preferred Stock were converted into shares of non-voting common stock. Subsequently, on February 2, 2026, all outstanding shares of non-voting common stock were converted into shares of the Company’s voting common stock.

On October 27, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) for the issuance and sale of a total of 549,451 shares of Series D Preferred Stock and warrants to the purchase a total of 1,250,000 shares of common stock. At the initial closing under the SPA on October 27, 2025, the Company issued 109,891 shares of Series D Preferred Stock for consideration of $1,000, together with warrants to purchase a total of 1,250,000 shares of common stock exercisable at a price of $247 per share (the “Warrants”), with expiration dates as follows: 800,000 warrants have an expiration date of nine (9) months, 150,000 warrants have an expiration date of sixteen (16) months, and 300,000 warrants have an expiration date of two (2) years from the issuance date. The Warrants may not be exercised on a cashless basis unless, upon the listing of the Company’s common stock on any recognized stock exchange pursuant to an effective registration statement, there is no effective registration statement covering, or no current prospectus available for, the free resale of the warrant exercise shares by the holder. On December 2025, the Company completed three additional closings under the SPA for an aggregate consideration of $1,050, pursuant to which the Company issued an additional 115,385 shares of Series D Preferred Stock. On January 12, 2026, at a fifth closing under the SPA, the Company issued 93,407 additional shares of Series D Preferred Stock for additional consideration of $850. On January 30, 2026, at a sixth closing under the SPA, we issued 131,867 additional shares of Series D Preferred Stock for consideration of $1,200. On February 4, at a final closing under the SPA, the Company issued 98,902 additional shares of Series D Preferred Stock for consideration of $900. Total issuance costs related to the Series D Preferred Stock were $506.

On November 3, 2025, an aggregate of 21,076,953 shares of Series B-2 Preferred Stock were converted into 351,283 of common stock in accordance with the original terms of the applicable agreements, and accordingly, no gain or loss was recognized upon conversion.

On February 4, 2026, pursuant to the terms of an engagement agreement entered into in connection with the Company’s direct listing, upon (i) the successful consummation of the direct listing and (ii) the closing of financings with aggregate gross proceeds of at least $5.0 million, the Company issued 20,911 shares of common stock to certain designees, representing 0.5% of the Company’s outstanding common stock on a fully diluted basis. The shares were issued as consideration for investment banking and advisory services and had an aggregate value of approximately $33,801,000, based on an implied value of $660.00 per share. The fair value of the shares issued was recorded as an increase to additional paid-in capital, with an offsetting reduction to additional paid-in capital as equity issuance costs related to the direct listing.

On March 1, 2026, the Company entered into Amendment No. 1 (the “Amendment”) to a Warrant to Purchase Shares of Common Stock originally issued on October 27, 2025 (the “Warrant”). The Warrant provides for the purchase of up to 800,000 shares of the Company’s common stock at an exercise price of $247 per share and expires on July 27, 2026. Pursuant to the Amendment, the exercise price for 600,000 shares underlying the Warrant was temporarily reduced as follows: (i) $45 per share for 225,000 shares for a period of 60 days; (ii) $55 per share for 187,500 shares for a period of 60 days; and (iii) $65 per share for 187,500 shares for a period of 75 days. Upon expiration of the reduced exercise price periods, the exercise price for the applicable warrants will revert to the original exercise price of $247 per share. All other terms and conditions of the Warrant remain unchanged, and the Amendment was effected in accordance with the terms of the applicable agreements; accordingly, no gain or loss was recognized in connection with the transaction.

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

During the three and nine months ended September 30, 2026, the Company issued 87,500 and 409,410 shares, respectively, of common stock under the equity line financing arrangement and received aggregate net proceeds of approximately $564,000 and $4,593,000, respectively, net of issuance costs.

On May 4, 2026, the Company entered into amendments to certain warrants originally issued in connection with the Company’s October 27, 2025 Series D financing transactions. Pursuant to the amendments, warrants to purchase an aggregate of 450,000 shares of common stock were repriced, including (i) three tranches of 50,000 warrants each expiring February 27, 2027 repriced to exercise prices of $25, $35 and $45 per share, respectively, and (ii) three tranches of 100,000 warrants each expiring October 27, 2027 repriced to exercise prices of $70, $80 and $90 per share, respectively. In addition, all remaining 799,595 Series D warrants, as well as 15,000 Series C warrants, were cancelled.

On May 4, 2026, the Company agreed to amend the Certificates of Designation relating to its Series C Preferred Stock and Series D Preferred Stock. Pursuant to the amendments, the conversion price of the Series D Preferred Stock was adjusted to $40.53 per share. In addition, a “leak-out” provision was added to both the Series C Preferred Stock and Series D Preferred Stock, pursuant to which holders collectively may not sell, on any trading day, a number of conversion shares exceeding 10% of the total daily trading volume of the Company’s common stock, unless such sales are made at a price equal to or greater than 115% of the closing price of the Company’s common stock on the immediately preceding trading day.

During the three and nine months ended September 30, 2026, holders of Series D preferred stock converted an aggregate of 0 and 24,000 shares, respectively, of Series D preferred stock with a stated value of $10.00 per share into 0 and 972 shares, respectively, of common stock at a conversion price of $247 per share. In addition, during the three and nine months ended September 30, 2026, holders of Series C preferred stock converted an aggregate of 0 and 277,171 shares, respectively, of Series C preferred stock with a stated value of $10.00 per share into 0 and 68,388 shares, respectively, of common stock at a conversion price of $40.53 per share.

During the three and nine months ended September 30, 2026, the Company issued 0 and 71,705 shares, respectively, of common stock upon the exercise of warrants from the Series D financing, resulting in aggregate proceeds of approximately $0 and $1,882,000, respectively. In addition, during the three and nine months ended September 30, 2026, the Company issued 0 and 51,667 shares, respectively, of common stock upon the exercise of Series C warrants at an exercise price of $64.95 per share, resulting in aggregate proceeds of approximately $0 and $3.35 million, respectively. The Company incurred issuance costs of approximately $367,000 related to the warrant exercises.

During the nine months ended September 30, 2026, an aggregate of 6,705,535 shares of Series B-3 Preferred Stock and 1,823,315 shares of Series B-2 Preferred Stock were converted into 117,760 and 30,389 of Common Stock, respectively. All such conversions were completed in accordance with the original terms of the applicable agreements, and accordingly, no gain or loss was recognized upon conversion.

During the nine months ended September 30, 2026, the Company issued 114,372 shares of common stock to certain service providers in exchange for services rendered, for aggregate non-cash consideration of $2,821,000, based on the market value of the common stock at the time of the agreement.

Note 9 – Stock-Based Compensation

The Equity Incentive Plan (the “Plan”) provides for the Company to grant ISOs, and NSOs to employees, advisers, and directors. As of September 30, 2026, a total of 1,111,043 shares of common stock were authorized for issuance under the Plan, of which 852,256 shares had been granted as equity awards, leaving 258,787 shares available for future grants.

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

The following table summarizes the Company’s stock option activity and related information:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Life
Outstanding as of December 31, 2025	367,172	$15.20	$0	8.71
Granted	402,859	$23.07	$-	-
Exercised during period	-	$-	-	-
Forfeited	532	$25.8	$-	-
Expired	644	$23	-	-
Outstanding as of September 30, 2026	768,855	$22.37	$0	9.01

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s shares of common stock for those options that had exercise prices lower than the fair value of the Company’s shares of common stock.

As of September 30, 2026 and 2025, the total remaining unrecognized compensation expense related to non-vested stock options was $3,947 and $1,083, respectively, which will be amortized over the weighted-average period of 3.16 years and 3.80 years, respectively.

Total stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of sales	$12	$2	$31	$10
Research and development	27	18	95	77
Sales and marketing	11	5	29	20
General and administrative	292	107	754	386
Total stock-based compensation expense	$342	$132	$909	$493

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

The Company recorded an income tax expense of $62 and $39 for the three months ended September 30, 2026 and 2025, respectively, and $94 and $39 for the nine months ended September 30, 2026 and 2025, respectively

Note 11 – Commitments and Contingencies

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

Note 12 – Subsequent Events

On November 2, 2026, the Company’s Board of Directors approved a series of transactions intended to restructure certain outstanding equity instruments and financial obligations. The transactions include (i) the amendment and restatement of the Certificate of Designation of the Company’s Series G Convertible Preferred Stock (the “Series G Preferred Stock”), including the elimination of its redemption provisions, resulting in the reclassification of the Series G Preferred Stock from mezzanine equity to permanent equity upon effectiveness of the amendment; (ii) the exchange of 52,500 shares of Series C Convertible Preferred Stock and 525,451 shares of Series D Convertible Preferred Stock for 577,951 shares of Series G Preferred Stock; (iii) the conversion of outstanding obligations under an existing loan agreement into Series G Preferred Stock; and (iv) the conversion of approximately $0.8 million of outstanding obligations under an existing engagement agreement into approximately 80,394 shares of Series G Preferred Stock.

In connection with these transactions, the Board also approved the termination of certain outstanding warrants, the release of accrued dividends on the Series C and Series D Convertible Preferred Stock, and the execution of related registration rights and leak-out agreements.

On November 3, 2026, the Company’s Board of Directors approved a securities purchase agreement with an existing investor, providing for the issuance and sale of up to $10.0 million of common stock at a purchase price of $2.75 per share. The agreement contemplates an initial issuance of 90,909 shares of common stock for aggregate proceeds of approximately $0.25 million, with additional issuances permitted pursuant to the terms of the agreement.

The Company has evaluated all transactions through November 13, 2026, the date these consolidated financial statements were available to be issued and has determined that there are no other events, other than the following, that would require disclosure in or adjustment to these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our Bond Inc. (“Bond,” “we,” “us,” “our” or the “Company”) was formed under the laws of the State of Delaware on April 11, 2017 and subsequently, submitted the necessary filings to re-domicile as a Nevada corporation on August 27, 2025 under the name TG-17, Inc. dba Bond. In February 2026, the Company changed its name to Our Bond Inc.

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

We have developed and continue to develop Bond propriety AI capabilities. We also use a variety of third party AI tools like ChatGPT, Claude and others across the spectrum of our operations – but not in customer facing aspects of our operations. Bond’s AI (which is currently in production) consists largely of proprietary rule-based systems that assist us in identification of potential anomalies for further review by our agents.

Bond’s vision is to leverage AI and other technologies in order to enable personal security services to be more scalable, effective and ultimately affordable for more people. The Bond Preventative Personal Security Platform is designed with that vision, allowing us to incorporate increasing amounts of AI over time as technology advances. The chart below shows some of the key areas where we have incorporated AI, their current state and future plans:

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

For the three and nine months ended September 30, 2026, the Company demonstrated annual recurring revenue (“ARR”) of approximately $10 million and $10 million, respectively, and total bookings of $3.1 million and $7.5 million, respectively. For the three and nine months ended September 30, 2025, the Company demonstrated ARR of approximately $9.74 million and $9.74 million, respectively, and total bookings of $2.6 million and $7.3 million, respectively. The Company uses ARR as a metric to measure customer demand and growth, and use booking values act as an indicator of customer engagement, including new sales and renewals. These figures highlight consistent growth and increasing customer demand.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2026 to the three and nine months ended September 30, 2025

Net Revenues

Our revenues for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
SaaS revenue recognized over time	$526	$373	$153	41.02%	$1,264	$1,089	$175	16.07%
Services and other revenue recognized point in time	1,988	2,363	(375)	(15.87)%	5,716	6,165	(449)	(7.28)%
Total Revenue	$2,514	$2,736	$(222)	(8.11)%	$6,980	$7,254	$(274)	(3.78)%

The majority of our net revenues for the three and nine months ended September 30, 2026 and 2025, were generated from our B2B services. For the three and nine months ended September 30, 2026, 20.92% and 18.10%, respectively, of our revenue was generated from cloud-based SaaS services, while 79.08% and 81.90%, respectively, came from our physical service offerings. This compares to the three and nine months ended September 30, 2025, where 13.63% and 15.01%. respectively, of our revenue was generated from cloud-based SaaS services, and 86.37% and 84.99%, respectively, came from our physical service offerings.

Revenue from our strategically important cloud-based, AI-powered preventative personal security services increased by 41.02% during the three months ended September 30, 2026, while revenue from our less strategically significant physical-world services declined by 15.87% over the same period. As a result, total revenue decreased by approximately $222,000, or 8.11%, to $2,514,000 for the three months ended September 30, 2026, compared to $2,736,000 for the corresponding period in 2025.

Revenue from our strategically important cloud-based, AI-powered preventative personal security services increased by 16.07% during the nine months ended September 30, 2026, while revenue from our less strategically significant physical-world services declined by 7.28% over the same period. As a result, total revenue decreased by approximately $274,000, or 3.78%, to $6,980,000 for the nine months ended September 30, 2026, compared to $7,254,000 for the corresponding period in 2025.

Cost of Services Sold.

Our cost of services sold for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Command Center Operations	$980	$607	$373	61.45%	$2,795	$1,608	$1,187	73.82%
Security Services	1,695	2,013	(318)	(15.80)%	4,440	5,130	(690)	(13.45)%
Total Cost of Services Sold	$2,675	$2,620	$55	2.10%	$7,235	$6,738	$497	7.38%

Our cost of services sold increased by $55,000 or approximately 2.10% to $2,675,000 for the three months ended September 30, 2026 compared to $2,620,000 for the three months ended September 30, 2025. This increase was primarily attributable to investments supporting our global expansion, including additional personnel and facilities required to establish and deliver our services in new markets, as well as increased resources needed to support the growth of our client base.

Our cost of services sold increased by $497,000 or approximately 7.38% to $7,235,000 for the nine months ended September 30, 2026 compared to $6,738,000 for the nine months ended September 30, 2025. This increase was primarily attributable to investments supporting our global expansion, including additional personnel and facilities required to establish and deliver our services in new markets, as well as increased resources needed to support the growth of our client base.

Importantly, Bond has reached a stage in its development where continued growth, including significant increases in business volume, does not require a proportionate increase in operational or infrastructure costs. This scalability is demonstrated by several recently secured agreements, including one with a city of approximately 270,000 residents, which required only minimal adjustments to Bond’s existing operations and infrastructure, with limited incremental costs. This reflects the scalability and operational efficiency of Bond’s business model and its ability to support substantial growth without a corresponding increase in its cost base.

Operating Expenses.

Our operating expenses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(in thousands, except percentages)
General and Administrative	$2,534	$1,207	$1,327	109.94%	$7,304	$3,802	$3,502	92.11%
Research and Development	639	632	7	1.11%	2,058	1,851	207	11.18%
Sales and Marketing	1,002	557	445	79.89%	5,043	1,663	3,380	203.25%
Total Cost of Services Sold	$4,175	$2,396	$1,779	74.25%	$14,405	$7,316	$7,089	96.90%

Our operating expenses for the three months ended September 30, 2026, were approximately $4,175,000 compared to approximately $2,396,000 for the three months ended September 30, 2025, an increase of approximately $1,779,000.

The increase in operating expenses for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily attributable to costs associated with operating as a public company following the completion of the Company’s public listing on February 4, 2026. These costs included approximately $0.6 million of additional payroll and related costs, approximately $0.4 million of investor relations expenses, approximately $0.4 million for trade shows and events, and approximately $0.4 million of incremental public company operating expenses, primarily consisting of increased directors’ and officers’ insurance premiums and accounting and other professional services fees.

Our operating expenses for the nine months ended September 30, 2026, were approximately $14,405,000 compared to approximately $7,316,000 for the nine months ended September 30, 2025, an increase of approximately $7,089,000.

The increase in operating expenses for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily realized during the first quarter of 2026 and attributable to non-recurring costs associated with the Company’s transition to and operation as a public company following the completion of its public listing on February 4, 2026. Such costs included approximately $1.2 million of one-time expenses related to the public listing transaction, a $2.0 million stock deal - strategic marketing investment related to 2026 (TV ads that will be aired in 2026-7), approximately $1.6 million of investor relations expenses, approximately $1 million of additional payroll and related costs, approximately $0.8 million of incremental public company operating costs, primarily consisting of increased directors and officers insurance premiums and accounting-related expenses, and approximately $0.4 million of stock options expenses.

Net Profit/Loss

As a result of the foregoing, the Company suffered a net loss of approximately $4,665,000 and $16,140,000, respectively, for the three and nine months ended September 30, 2026, compared to a net loss of approximately $2,634,000 and $7,831,000, respectively, for the three and nine months ended September 30, 2025.

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

Subsequent Capital Restructuring and Unaudited Pro Forma Financial Position

On November 2, 2026, the Company’s Board of Directors approved a series of transactions designed to restructure certain outstanding financial obligations and equity instruments, as further described in Note 12 to the unaudited condensed consolidated financial statements.

To illustrate the anticipated effect of these transactions on the Company’s financial position, the following unaudited pro forma condensed consolidated balance sheet information presents the Company’s historical financial position as of September 30, 2026, adjusted to give effect to the November 2, 2026 restructuring as if the transactions had occurred on September 30, 2026.

The pro forma adjustments reflect the following transactions that occurred in November 2026: (i) the waiver of approximately $500 thousand of accrued preferred stock dividends; (ii) the conversion of approximately $7,727 thousand of outstanding venture debt into Series G Preferred Stock; (iii) the conversion of approximately $6,761 thousand of mezzanine equity into Series G Preferred Stock; (iv) the issuance of common stock for gross proceeds of approximately $250 thousand in a private placement; and (v) the conversion of approximately $804 thousand of outstanding financing-related obligations into Series G Preferred Stock.

Collectively, these transactions result in an increase of approximately $16,042 thousand in stockholders’ equity, reducing the reported stockholders’ deficit of $16,974 thousand as of September 30, 2026 to a pro forma stockholders’ deficit of approximately $932 thousand.

Unaudited Pro Forma Condensed Consolidated Balance Sheet as of September 30, 2026:

OUR BOND INC.

UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

(U.S. dollars in thousands, except per share and share amounts)

(Unaudited)

	As Reported September 30,	Proforma September 30,
	2026	2026
ASSETS
Current assets:
Cash and cash equivalents	$2,218	$2,468
Accounts receivable	1,929	1,929
Prepaid expenses and other current assets	311	311
Total current assets	4,458	4,708
Property and equipment, net	93	93
Total assets	$4,551	$4,801

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,314	$2,010
Deferred revenue, current	1,235	1,235
Related party loan	-	-
Current portion of long-term debt	2,998	-
Accrued and other current liabilities	2,488	2,488
Total current liabilities	10,035	5,733
Long-term debt, net of current portion	4,729	-
Total liabilities	14,764	5,733

Commitments and contingencies (Note 11)

Mezzanine Equity
Convertible Preferred Stock, $0.0001 par value	6,761	-
Stockholders’ deficit
Series preferred stock, $0.0001	2	3
Common stock, $0.0001 par value	3	3
Additional paid in capital	138,936	154,477
Accumulated other comprehensive income	(94)	(94)
Accumulated deficit	(155,821)	(155,321)
Total stockholders’ deficit	(16,974)	(932)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$4,551	$4,801

The restructuring is intended to strengthen the Company’s balance sheet and improve its stockholders’ equity position as part of its efforts to regain compliance with Nasdaq’s continued listing requirements. There can be no assurance that the restructuring, individually or together with other measures, will result in the Company regaining compliance with such requirements.

Summary of Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended
	September 30
	2026	2025
	($ in thousands)
Net cash (used in) operating activities	$(11,490)	$(5,110)
Net cash (used in) investing activities	(38)	(18)
Net cash provided by financing activities	13,204	5,432
Effect of exchange rate changes on cash	(57)	(105)
Cash and cash equivalents at end of period	$2,218	$925

Operating Activities.

We continue to experience negative cash flow from operating activities as we expand our business. Cash flows from operating activities are significantly affected by investments to support the growth of our business, including investment in sales and marketing programs and personnel; expenditures related to product and service development, engineering resources required to maintain and enhance our technology platform, Command Center operations, and general and administrative functions. In addition, operating cash flows during the nine months ended September 30, 2026 were adversely affected by non-recurring costs associated with the Company’s transition to and operation as a public company following the completion of its public listing on February 4, 2026. Such costs included approximately $1.2 million of one-time expenses related to the public listing transaction, approximately $1.6 million of investor relations expenses, approximately $1 million of additional payroll and related costs, approximately $0.8 million of incremental public company operating costs, primarily consisting of increased directors and officers insurance premiums and accounting-related expenses, and pproximately $0.4 million of stock options expenses.

Net cash used in operating activities for the nine months ended September 30, 2026 was approximately $11,490,000 which reflects our net loss of approximately $16,140,000. Net cash used in operating activities for the nine months ended September 30, 2025 was approximately $5,110,000 which reflects our net loss of approximately $7,831,000.

Investing Activities

Our investing activities have consisted primarily of the purchases of assets and equipment. We have invested in assets and equipment to support our Command Center growth.

Net cash used in investing activities for the nine months ended September 30, 2026 was approximately $38,000 which was entirely attributable to purchases of IT and other Electronic equipment. Net cash used in investing activities for the nine months ended September 30, 2025 was approximately $18,000 which was entirely attributable to purchases of IT and other Electronic equipment.

Financing Activities

Net cash provided by financing activities was approximately $13,204,000 during the nine months ended September 30, 2026, consisting primarily of $2,950,000 in proceeds from the issuance of Series D convertible preferred stock, $3,500,000 in proceeds from the issuance of a promissory notes, approximately $4,735,000 in proceeds from the issuance of Common Stock under Equity Line of Credit, and approximately $5,255,000 from the exercise of common warrants, partially offset by repayments of related party loans, promissory note, redemption of Series G convertible preferred stock and stock issuance costs. Net cash provided by financing activities was approximately $5,432,000 during the nine months ended September 30, 2025, consisting primarily of approximately $2,798,000 in proceeds from the issuance of Series CF convertible preferred stock, $3,000,000 in proceeds from the issuance of Series C convertible preferred stock, partially offset by repayments of related party loans and stock issuance costs.

Issuance of Series D Preferred Stock

On October 27, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) for the issuance and sale of up to 549,451 shares of Series D Preferred Stock. During 2025, the Company completed four closings under the SPA and issued an aggregate of 225,275 shares of Series D Preferred Stock for gross proceeds of approximately $2.1 million. During the nine months ended September 30, 2026, the Company completed the remaining closings under the SPA and issued an additional 324,176 shares of Series D Preferred Stock for aggregate gross proceeds of approximately $2.95 million. Issuance costs incurred during the nine months ended September 30, 2026 were approximately $0.2 million.

Exercise of Series C and Series D Common Warrants

During the three and nine months ended September 30, 2026, the Company issued 0 and 71,705 shares, respectively, of common stock upon the exercise of warrants from the Series D financing, resulting in aggregate proceeds of approximately $0 and $1,882,000, respectively.

In addition, the Company issued 51,667 and 51,667 shares, respectively, of common stock upon the exercise of Series C warrants at an exercise price of $64.95 per share, resulting in aggregate proceeds of approximately $3.35 million and $3.35 million, respectively.

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

During the three and nine months ended September 30, 2026, the Company issued 87,500 and 409,410 shares of common stock under the equity line financing arrangement and received aggregate net proceeds of approximately $564,000 and $4,593,000, respectively, net of issuance costs.

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

Pursuant to the terms of the Exchange Agreement, the Company is required to use 25% of the net proceeds from future offerings or issuances of the Company’s securities to redeem the outstanding shares of Series G Convertible Preferred Stock until such shares are redeemed in full. During June-August 2026, the Company redeemed 138,256 shares of Series G Convertible Preferred Stock for aggregate cash consideration of approximately $1.36 million, using proceeds received from the Company’s securities offerings.

The following table summarizes our financing activities for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended
	September 30,
	2026	2025
	($ in thousands)

Proceeds from related party loans	$—	$451
Payments as part of related party loans	(596)	(1,215)
Issuance of Series CF-1 Preferred Stock	—	2,799
Issuance of Series CF-1 Preferred Stock fundraising fees	—	(46)
Issuance of Series CF-2 Preferred Stock	—	819
Issuance of Series CF-2 Preferred Stock fundraising fees	—	(56)
Issuance of Series C preferred stock	—	3,000
Issuance of Series C preferred stock fundraising fees	—	(254)
Issuance of Series D convertible preferred stock	2,950	—
Issuance of Series D convertible preferred stock - issuance costs	(272)	—
Issuance of Promissory Note	4,000	—
Payment of Promissory Note	(500)	—
Issuance of Common Stock under Equity Line of Credit	4,735	—
Issuance of Common Stock under Equity Line of Credit - issuance costs	(142)	—
Exercise of Series C Common Warrants	3,356	—
Exercise of Series C Common Warrants - issuance costs	(235)	—
Exercise of Series D Common Warrants	1,879	—
Exercise of Series D Common Warrants - issuance costs	(131)	—
Exercise of Common Stock Warrants	20	—
Direct Listing Costs	(250)	—
Redemption of Series G convertible preferred stock	(1,365)	—
Issuance of Series G convertible preferred stock - issuance costs	(245)
Cash dividends paid	—	(66)
	$13,204	$5,432

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that as of the period ended September 30, 2026, the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the nine months ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DATE: November 13, 2026	Our Bond, Inc.

	By:	/s/ Doron Kempel
Doron Kempel
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Amit Hod
Amit Hod
Chief Financial Officer
(Principal Financial Officer
Principal Accounting Officer)

